Form 10-Q
period 2000-08-01
BLUE MARTINI SOFTWARE INC
filed 2000-08-11
CIK 1077814

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                              FORM 10-Q


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---
Act of 1934 For the quarterly period ended June 30, 2000

                                       OR

     Transition report pursuant to Section 13 or 15(d) of the Securities
---
Exchange Act of 1934 Commission File Number: 0-30925



                          BLUE MARTINI SOFTWARE, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                             94-3319751
   (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)             Identification No.)

                               2600 Campus Drive
                          San Mateo, California 94403
                   (Address of principal executive offices)

                        Telephone Number (650) 356-4000
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

               Yes                         No   X
                   -----                      -----

As of August 1, 2000, there were approximately 68,957,000 shares of the registrant's common stock outstanding.

===============================================================================

                          BLUE MARTINI SOFTWARE, INC.

                                     INDEX

                         PART I.  FINANCIAL INFORMATION                          Page No.
                                                                                 -------
Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets
          June 30, 2000 and December 31, 1999.........................................3

         Condensed Consolidated Statements of Operations
          Three and six months ended June 30, 2000 and 1999...........................4

         Condensed Consolidated Statements of Cash Flows
          Six months ended June 30, 2000 and 1999.....................................5

         Notes to Condensed Consolidated Financial Statements.........................6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................................9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................21

                          PART II.  OTHER INFORMATION

Item 2.      Changes in Securities and Use of Proceeds................................23

Item 4.      Submission of Matters to a Vote of Security Holders......................23

Item 6.      Exhibits and Reports on Form 8-K.........................................24

             Signatures...............................................................24


PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          BLUE MARTINI SOFTWARE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                 June 30, 2000    December 31, 1999
                                                 --------------   -----------------
                                                  (Unaudited)
                 ASSETS
Current assets:
  Cash and cash equivalents                           $  9,720             $ 10,362
  Short-term investments                                   249                2,562
  Accounts receivable, net                              11,572                3,649
  Prepaid expenses and other current assets              2,296                  656
                                                      --------             --------
    Total current assets                                23,837               17,229
Property and equipment, net                              5,991                2,761
Other assets                                               669                  370
                                                      --------             --------
    Total assets                                      $ 30,497             $ 20,360
                                                      ========             ========
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $    951             $  1,874
  Accrued employee compensation                          7,442                2,578
  Other current liabilities                              6,693                1,074
  Deferred revenues                                     17,834                3,577
  Current portion of long-term obligations                 506                  418
                                                      --------             --------
    Total current liabilities                           33,426                9,521
Long-term obligations, less current portion                472                  544
                                                      --------             --------
    Total liabilities                                   33,898               10,065
                                                      --------             --------
Stockholders' equity (deficit):
  Convertible preferred stock                                6                    6
  Common stock                                              37                   31
  Additional paid-in-capital                            96,917               31,640
  Deferred stock compensation                          (57,054)              (8,926)
  Accumulated deficit                                  (43,307)             (12,456)
                                                      --------             --------
    Total stockholders' equity (deficit)                (3,401)              10,295
                                                      --------             --------
    Total liabilities and stockholders'
     equity (deficit)                                 $ 30,497             $ 20,360
                                                      ========             ========


     See accompanying notes to condensed consolidated financial statements.

                          BLUE MARTINI SOFTWARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                  Three Months Ended       Six Months Ended
                                                       June  30,               June 30,
                                                 --------------------    --------------------
                                                    2000        1999        2000        1999
                                                 --------     -------    --------     -------
Revenues:
 License                                         $  8,421     $ 1,066    $ 14,491     $ 1,091
 Service                                            6,599         410      11,210         626
                                                 --------     -------    --------     -------
     Total revenues                                15,020       1,476      25,701       1,717
                                                 --------     -------    --------     -------
Cost of revenues:
 License                                              751         214       1,312         217
 Service                                           10,464         353      16,701         470
                                                 --------     -------    --------     -------
     Total cost of revenues                        11,215         567      18,013         687
                                                 --------     -------    --------     -------
     Gross profit                                   3,805         909       7,688       1,030
                                                 --------     -------    --------     -------
Operating expenses:
 Sales and marketing                               12,847         935      21,427       1,459
 Research and development                           4,914       1,587       9,316       2,581
 General and administrative                         5,407         314       7,935         561
                                                 --------     -------    --------     -------
     Total operating expenses                      23,168       2,836      38,678       4,601
                                                 --------     -------    --------     -------
     Loss from operations                         (19,363)     (1,927)    (30,990)     (3,571)
Interest and other, net                                79          13         139          44
                                                 --------     -------    --------     -------
     Net loss                                    $(19,284)    $(1,914)   $(30,851)    $(3,527)
                                                 ========     =======    ========     =======
Basic and diluted net loss per common share        $(0.76)     $(0.09)     $(1.22)     $(0.16)
                                                 ========     =======    ========     =======
Shares used in computing basic and diluted
 net loss per common share                         25,420      22,100      25,220      22,100
                                                 ========     =======    ========     =======

     See accompanying notes to condensed consolidated financial statements.

                          BLUE MARTINI SOFTWARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                Six months ended
                                                                                    June 30,
                                                                             ----------------------
                                                                                 2000        1999
                                                                              --------     -------
Operating activities:
 Net loss                                                                     $(30,851)    $(3,527)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
Depreciation and amortization                                                    1,530         168
   Amortization of stock compensation and warrants                              14,125         874
   Provision for doubtful accounts                                               1,040          69
 Changes in operating assets and liabilities:
   Accounts receivable                                                          (8,963)     (1,912)
   Prepaid expenses and other current assets                                    (1,639)       (737)
   Accounts payable, accrued employee compensation and
    other current liabilities                                                    9,560       1,612
   Deferred revenues                                                            14,257       1,366
                                                                              --------     -------
    Net cash used in operating activities                                         (941)     (2,087)
                                                                              --------     -------
Cash flows from investing activities:
 Purchases of property and equipment                                            (4,475)     (1,045)
 Sales and maturities of available-for-sale short-term investments, net          2,294           -
 Other assets                                                                     (211)        (16)
                                                                              --------     -------
    Net cash used for investing activities                                      (2,392)     (1,061)
                                                                              --------     -------
Cash flows from financing activities:
 Net proceeds from issuance of convertible preferred stock                           -       5,000
 Net proceeds from issuance of common stock                                      3,824          14
 Repurchases of common stock                                                       (31)         (3)
 Payments of issuance costs related to initial public offering                    (852)          -
 Proceeds from bank borrowings                                                       -         384
 Repayment of debt and capital lease obligations                                  (250)        (44)
                                                                              --------     -------
    Net cash provided by financing activities                                    2,691       5,351
                                                                              --------     -------
Net (decrease) increase in cash and cash equivalents                              (642)      2,203
Cash and cash equivalents at beginning of period                                10,362         261
                                                                              --------     -------
Cash and cash equivalents at end of period                                    $  9,720     $ 2,464
                                                                              ========     =======
Supplemental disclosures of noncash investing and financing activities:
Property and equipment acquired under capital lease
 obligations                                                                  $    265     $   305
                                                                              ========     =======
Deferred stock compensation                                                   $ 46,781     $ 1,114
                                                                              ========     =======
 Warrants issued in connection with lease financing and
  marketing arrangement                                                       $ 14,008     $     -
                                                                              ========     =======

     See accompanying notes to condensed consolidated financial statements.

                          BLUE MARTINI SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Preparation

  The unaudited condensed consolidated financial statements of Blue Martini Software, Inc. (the "Company") at June 30, 2000 and for the three and six month periods then ended reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on July 24, 2000. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results for the entire year ending December 31, 2000.

Note 2.  Net Loss Per Common Share

  Basic net loss per common share is computed using the weighted average number of outstanding shares of common stock during the period, excluding shares of restricted stock subject to repurchase. Dilutive net loss per common share is computed using the weighted average number of common shares outstanding during the period and, when dilutive, potential common shares from options and warrants to purchase common stock, common stock subject to repurchase, using the treasury stock method, and from convertible preferred stock, using the "if-converted" method. Potential shares consist of convertible preferred stock, common stock subject to repurchase, stock options and warrants. Common stock subject to repurchase represents the Company's right, under the 2000 Equity Incentive Plan, to repurchase stock upon the voluntary or involuntary termination of the purchaser's employment from the Company at the original issuance price.

  The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive (in thousands):

                                                 Six Months Ended
                                                     June 30,
                                                 ----------------
                                                    2000     1999
                                                  ------   ------
Shares issuable under stock options                6,138    1,642
Shares of restricted stock subject to
  repurchase                                      10,450    7,797
Shares issuable pursuant to warrants               2,445        -
Shares of convertible preferred stock on an
 "as-if-converted" basis                          23,297   14,991

  The weighted average exercise price of stock options was $3.81 and $0.12 at June 30, 2000 and 1999, respectively. The weighted average purchase price of restricted stock subject to repurchase was $0.35 and $0.01 at June 30, 2000 and 1999, respectively. The weighted average exercise price of warrants was $4.94 at June 30, 2000.

  Each share of convertible preferred stock automatically converted to four shares of common stock upon the closing of our initial public offering on July 28, 2000.

Note 3.  Comprehensive Income (Loss)

  Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity but are excluded from net income. Through June 30, 2000, the Company had incurred insignificant unrealized gains (losses) on its available for sale short-term investments. Accordingly, management has deemed such amounts as trivial and has not separately disclosed such items in the accompanying condensed consolidated financial statements.

Note 4.  Property and Equipment

  Property and equipment consisted of the following (in thousands):

                                                       June 30,     December 31,
                                                         2000           1999
                                                        ------         ------
  Computer equipment                                    $7,094         $2,996
  Furniture and office equipment                           811            344
  Leasehold improvements                                   394            217
                                                        ------         ------
                                                         8,299          3,557
  Less accumulated depreciation and amortization         2,308            796
                                                        ------         ------
                                                        $5,991         $2,761
                                                        ======         ======

Note 5.  Segment Reporting

  SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

  The Company's chief operating decision-maker is considered to be the chief executive officer ("CEO"). The CEO reviews financial information presented for purposes of making operating decisions and assessing financial performance. The financial information is identical to the information presented in the accompanying statements of operations and the Company had no significant foreign operations through June 30, 2000. On this basis, the Company is organized and operates in a single segment: the design, development and marketing of software solutions.

Note 6.  Initial Public Offering

  On July 28, 2000, the Company closed its initial public offering of 8,625,000 shares of its common stock, which included 1,125,000 shares issued in connection with the exercise of the underwriters' overallotment, at $20 per share. Net proceeds of the offering were approximately $158.5 million, after deducting underwriter discounts, commissions and other offering expenses. Simultaneously with the closing of the initial public offering, all 5,824,317 shares of the Company's convertible preferred stock were automatically converted into 23,297,268 shares of common stock.

Note 7.  Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board, (or "FASB), issued Statement of Financial Accounting Standards, or SFAS, No. 133, entitled Accounting for Derivative Instruments and Hedging Activities, SFAS No. 133. We are required to adopt SFAS No. 133, as amended, for the year ending December 31, 2001. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, the adoption of SFAS No. 133 is not expected to have a material impact on our financial position or results of operations.

  In December 1999, the Securities and Exchange Commission, (or "SEC"), released Staff Accounting Bulletin, or SAB, No. 101, Revenue Recognition in Financial Statements, and amended by SAB No. 101A and SAB No. 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB No. 101B that delayed the implementation of SAB 101. We have not determined the impact that SAB No. 101 will have on our financial statements and believe that such determination will not be meaningful until closer to the date of initial adoption.

  In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of the Accounting Principals Board, or APB, Opinion No. 25. This Interpretation clarifies the application of APB Opinion 25 including:

     . the definition of employee for purposes of applying APB Opinion 25;
     . the criteria for determining whether a plan qualifies as a noncompensatory plan;
     . the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and . the accounting for an exchange of stock compensation awards in a business combination

  In general, this Interpretation is effective July 1, 2000. We do not expect the adoption of Interpretation No. 44 to have a material effect on our financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion of the financial condition and results of operations of Blue Martini Software, Inc. (the "Company") should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and the Notes thereto included in the Company's Registration Statement on Form S-1. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date thereof, and the Company assumes no obligation to update any forward-looking statement or risk factors.

Overview

  Blue Martini LLC, a Delaware limited liability company, was founded on June 5, 1998. On January 12, 1999, Blue Martini LLC merged into Blue Martini Software, Inc., a Delaware corporation, with Blue Martini Software, Inc. being the surviving entity. This merger was treated for financial reporting purposes as a reorganization of entities under common control in a manner similar to a pooling of interests.

  We provide software and services that enable companies to build brand equity through direct customer interaction across Internet-related customer touch points, such as websites, mobile wireless devices and on-line trading exchanges and traditional customer touch points, such as stores and contact centers. In March 1999, we released the first commercial version of our product. Following the initial release of our product, we substantially increased spending on our consulting services, technical support, training, sales and marketing organizations. We have incurred significant losses since inception, and as of June 30, 2000, we had an accumulated deficit of $43.3 million.

  Our revenues are derived from the licensing of our software product and the sale of related services. The license agreement for our software product typically provides for an initial fee to use the software in perpetuity. License revenues are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable, assuming no significant future obligations or customer acceptance rights exist. If an acceptance period is contractually provided, revenues are recognized upon the earlier of customer acceptance or the expiration of that period. In instances where delivery is electronic and all other criteria for revenue recognition have been achieved, the product is considered to have been delivered when the customer either takes possession by downloading the software or the access code to download the software has been provided to the customer. Payments received in advance of revenue recognition are recorded as deferred revenues.

  Services revenues are principally derived from consulting services, technical support and training. To date, all customers who have licensed our software product have purchased maintenance contracts. Our maintenance agreements entitle customers to receive software updates, maintenance releases and technical support. Maintenance is typically paid in advance and the related revenues are deferred and recognized ratably over the term of the maintenance contract, which is typically one year. A majority of our customers use systems integrators to implement our product. Consulting services and training are typically sold on a time-and-materials basis and revenues from these services are recognized when the services are performed and collectibility is deemed probable.

  We market our software product through a direct sales force. We also engage in alliances with systems integrators and technology vendors to assist us in marketing and selling our software product and related services. While our revenues to date have been derived principally from customers in the United States, international revenues accounted for 20% of our revenues for the three months ended June 30, 2000. We believe international revenues will represent a more significant portion of our total revenues in the future but may fluctuate as a percentage of revenues in the near term. Although we have a limited operating history, we believe that our quarterly operating results may experience seasonal fluctuations. For instance, quarterly results may fluctuate based on our customers' fiscal year, budgeting cycles and slow summer purchasing patterns.

  To date, we have derived a significant portion of our revenues from a small number of customers. Sales to two customers individually represented 13% and 11% of our revenues for the three months ended June 30, 2000, and sales to three customers individually represented 42%, 31% and 25% of our revenues for the comparable period in 1999. While we do not anticipate that any one customer will represent more than 10% of total revenues in 2000, we do expect that a limited number of customers will continue to account for a substantial portion of our license revenues in a given quarter. As a result, if we lose a major customer or if an anticipated license contract is delayed or cancelled, our revenues and operating results in a particular quarterly period would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period. If we fail to obtain a significant number of new customers or additional orders from existing customers, our business and operating results could be harmed.

  We believe our success requires expanding our customer base, continuing to enhance our software product and growing our professional services, technical support and training organizations. We expect that our operating expenses will increase as we invest to expand our sales and marketing operations worldwide, fund greater levels of research and development, grow our global professional services, technical support and training organizations and expand our related infrastructure. As a result of anticipated increases in our operating expenses, we expect to continue to incur net losses both on a quarterly and annual basis for the next few years. Our operating expenses are based in part on our expectations of future revenues and are relatively fixed in the short term. As such, a delay in the recognition of revenues from one or more license contracts could cause variations in our operating results from quarter to quarter and could result in net losses in a given quarter being greater than expected.

Results of Operations

  The following table presents selected financial data for the periods indicated as a percentage of total revenues:

                                  Three Months Ended       Six Months Ended
                                       June  30,               June 30,
                                  -------------------   ----------------------
                                   2000       1999         2000       1999
                                  -------    ------       -------    --------
Revenues:
 License                             56  %      72  %         56  %       64  %
 Service                             44         28            44          36
                                   ----        ----       -------    --------
     Total revenues                 100        100           100         100
                                   ----        ----       -------    --------
Cost of revenues:
 License                              5         14             5          13
 Service                             70         24            65          27
                                   ----        ----       -------    --------
     Total cost of revenues          75         38            70          40
                                    ----       ----       -------    --------
     Gross profit                    25         62            30          60
                                   ----       ----       -------    --------
Operating expenses:
 Sales and marketing                 85         64            84          85
 Research and development            33        108            36         150
 General and administrative          36         21            31          33
                                   ----       ----       -------    --------
     Total operating expenses       154        193           151         268
                                   ----       ----       -------    --------
     Loss from operations          (129)      (131)         (121)       (208)
Interest and other, net               1          1             1           3
                                   ----       ----       -------    --------
     Net loss                      (128) %   (130)          (120) %     (205) %
                                   ====       ====       =======     ========


Revenues

  License. Our software product was commercially released in late March 1999, and we recognized no license revenues before that date. License revenues increased from $1.1 million for the three months ended June 30, 1999 to $8.4 million for the three months ended June 30, 2000. For the six months ended June 30, 2000, license revenues increased to $14.5 million from $1.1 million for the comparable period in 1999. The increase in license revenues for the three and six month periods ended June 30, 2000 as compared to the comparable periods in 1999 was due to an increase in software licenses to new customers.

  Service. Service revenues increased from $410,000 for the three months ended June 30, 1999 to $6.6 million for the three months ended June 30, 2000. For the six months ended June 30, 2000, service revenues increased to $11.2 million from $626,000 for the comparable period in 1999. The increases for the three and six month periods ended June 30, 2000 as compared to the same periods in 1999 were due to an increase in the number of consulting service engagements and customer maintenance agreements, as well as an increase in training revenues. We expect that our service revenues will fluctuate as a percentage of total revenues as we build our professional services staff in the near term, and then decrease as a percentage of total revenues over the long term as systems integrators and other professional services organizations provide the consulting services, technical support and training that we currently provide.

Cost of Revenues

  License. Cost of license revenues consists of royalties payable to third parties for software that is either embedded in or bundled with our product. Cost of license revenues increased from $214,000 for the three months ended June 30, 1999 to $751,000 for the three months ended June 30, 2000. These amounts represented 20% and 9% of license revenues for these periods. For the six months ended June 30, 2000, cost of license revenues increased to $1.3 million from $217,000 for the comparable period in 1999. These amounts represented 9% and 20% of license revenues for these periods. The increase in cost of license revenues in absolute dollars for the three and six month periods ended June 30, 2000 compared to the comparable period in 1999 was principally the result of growth in license revenues resulting in increased royalties payable to third parties. We expect cost of license revenues will increase in absolute dollars in the future due to higher royalties payable to third parties as a result of anticipated growth in license revenues. To the extent license revenues increase, we expect cost of license revenues to decline slightly as a percentage of license revenues as a result of royalty agreements that typically contain declining royalty rates.

  Service. Cost of service revenues consists primarily of salaries, and other personnel-related expenses, amortization of deferred stock compensation, as well as depreciation on equipment used to provide consulting services, technical support and training. Cost of service revenues increased from $353,000 for the three months ended June 30, 1999 to $10.5 million for the three months ended June 30, 2000. These amounts represented 86% and 159% of service revenues for these periods. For the six months ended June 30, 2000, cost of service revenues increased to $16.7 million from $470,000 for the comparable period in 1999. These amounts represented 149% and 75% of service revenues for these periods. The increase in absolute dollars for the three and six month periods ended June 30, 2000 as compared to the same periods in 1999 resulted from the expansion of our consulting services, technical support and training organizations to support the growth in new licenses and increased amortization of deferred stock compensation. We expect cost of service revenues to increase in absolute dollars in the future as we continue to expand our consulting services, technical support and training organizations to meet anticipated growth. While cost of services, when expressed as a percentage of related service revenues, may fluctuate in the near term as additional personnel are hired, we expect this percentage to decrease over time due to higher productivity of our consulting services organizations and economies of scale.

Operating Expenses

  Sales and Marketing. Sales and marketing expenses consist primarily of costs of our direct sales and marketing personnel, amortization of deferred stock compensation, as well as costs of marketing programs including trade shows, advertisements, promotional activities and media events. Sales and marketing expenses increased from $935,000 for the three months ended June 30, 1999 to $12.8 million for the three months ended June 30, 2000. For the six months ended June 30, 2000, marketing and sales expenses increased to $21.4 million from $1.5 million in the comparable period in 1999. The increases for the three and six month periods ended June 30, 2000 as compared to the same periods in 1999 were primarily attributable to an increase in sales and marketing personnel expenses and commissions to sales personnel associated with higher revenues and increased spending for marketing programs. Additionally, amortization of deferred stock compensation accounted for an increase in sales and marketing expense for the three and six month periods ended June 30, 2000 as compared to the comparable periods in 1999 due to the increase in the number of sales marketing personnel. We believe sales and marketing expenses will continue to increase in absolute dollars in the future due to the planned growth of our sales force, the establishment of additional sales offices in both domestic and foreign locations and increases in marketing programs.

  In April 2000, we entered into a non-exclusive marketing and business development agreement with a systems integrator to promote and market our product in Europe, the Middle East and Africa. As part of this arrangement, we issued a warrant to purchase 600,000 shares of our series C convertible preferred stock at an exercise price of $20.00 per share. Effective upon the closing of our initial public offering on July 28, 2000, these warrants were automatically converted to warrants to purchase 2,400,000 shares of common stock at an exercise price of $5.00 per share. The warrant is fully vested and non-forfeitable and is exercisable at the end of eight years and can be exercised sooner upon the achievement of performance thresholds during the first four years of the agreement. The fair value of this warrant based on an independent valuation was $13.8 million. The value of this warrant is being amortized over the service period and included as a non-cash component of marketing and sales expense in our statement of operations. Amortization expense for the three and six months ended June 30, 2000 was $575,000.

  Research and Development. Research and development expenses consist primarily of salaries and related expenses for engineering personnel, amortization of deferred stock compensation, costs of contractors and depreciation of equipment used in the development of our software product. To date, we have expensed all internal software development costs as incurred.

  Research and development expenses increased from $1.6 million for the three months ended June 30, 1999 to $4.9 million for the three months ended June 30, 2000. For the six months ended June 30, 2000, research and development expenses increased to $9.3 million from $2.6 million in the comparable period in 1999. The growth in expenses for the three and six month periods ended June 30, 2000 as compared to the comparable periods of 1999 was primarily due to an increase in personnel-related expenses resulting from the addition of engineering personnel to support the development and enhancement of our product and an increase in the amortization of deferred stock compensation. We expect research and development expenses to increase significantly in absolute dollars in future periods.

  General and Administrative. General and administrative expenses include costs associated with our finance, human resources, legal and other administrative functions and consist principally of amortization of deferred stock compensation, salaries and related expenses, professional fees, provisions for doubtful accounts and equipment depreciation. General and administrative expenses increased from $314,000 for the three months ended June 30, 1999 to $5.4 million for the three months ended June 30, 2000. For the six month period ended June 30, 2000, general and administrative expenses increased to $7.9 million from $561,000 in the comparable period in 1999. The increase in expenses in 2000 as compared to the same periods in 1999 was attributable to expenses for administrative personnel and professional fees, amortization of deferred stock compensation and an increase in the provision for doubtful accounts. We believe general and administrative expenses will continue to increase in absolute dollars in future periods as we hire additional staff, invest in infrastructure projects to support our continued growth and incur expenses associated with operating as a public company.

  Stock Compensation. Deferred stock compensation represents the difference between the exercise price of stock option grants to employees and the deemed fair value of our common stock at the time of those grants. We recorded deferred stock compensation of $1.1 million for the six months ended June 30, 1999 and $46.8 million for the comparable period in 2000. We are amortizing deferred stock compensation to expense over the period during which the stock options vest, generally four years using a method consistent with Financial Accounting Standards Board Interpretation No. 28. Under this method, each vested tranche of options is accounted for as a separate option grant awarded for past service. Accordingly, the compensation expense is recognized over the period during which the services have been provided. Such amortization amounted to $7.6 million and $509,000 for the three months ended June 30, 2000 and 1999, respectively, and $11.9 million and $864,000 for the six months ended June 30, 2000 and 1999, respectively.

During the six month period ended June 30, 2000 and the comparable period in 1999, we granted immediately vested and exercisable stock options to non-employees. In connection with these grants, we recorded non-cash compensation expense of $1.4 million and $10,000 for the six months ended June 30, 2000 and the comparable period in 1999. This reflects the fair value of these stock options based on the Black-Scholes option pricing model.

  The amortization of deferred stock compensation, combined with the expense associated with stock options granted to non-employees, relates to the following items in the accompanying condensed consolidated statement of operations (in thousands):

                                Three Months Ended       Six Months Ended
                                     June 30,                June 30,
                                ------------------   ------------------------
                                    2000     1999               2000    1999
                                   -----     -----            -------   -----

     Cost of revenues              $1,991    $  36            $ 3,094   $  47
     Sales and marketing            1,912      218              3,304     390
     Research and development       1,206      188              3,373     294
     General and administrative     2,472       67              3,571     143
                                   ------    -----            -------   -----
                                   $7,581    $ 509            $13,342   $ 874
                                   ======    =====            =======   =====

  Amortization of deferred stock compensation is estimated to total $28.0 million for 2000, $17.6 million for 2001, $7.6 million for 2002, $2.6 million for 2003 and $116,000 for 2004. Amortization of deferred stock compensation will be reduced in future periods to the extent options are terminated prior to full vesting.

Interest and Other, Net

  Interest and other, net consists of interest income from cash, cash equivalents and available-for-sale short-term investments, partially offset by amortization of a warrant issued in connection with lease financing and interest expense associated with capital leases and bank borrowings. Interest and other, net increased from $13,000 for the three months ended June 30, 1999 to $79,000 for the three months June 30, 2000. For the six month period ending June 30, 2000, interest and other, net increased to $139,000 from $44,000 in the comparable period in 1999. The increase was due primarily to higher average balances of cash, cash equivalents and short-term investments net against increases in interest expense due on borrowings. We expect that our interest and other, net will increase as a result of proceeds from our initial public offering completed in July 2000.

Income Taxes

  From inception to June 30, 2000, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit. Because of our limited operating history and our losses incurred to date, management does not believe that the realization of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Therefore, we have recorded a 100% valuation allowance against the deferred income tax assets.

Liquidity and Capital Resources

  On July 28, 2000, we closed our initial public offering of 8,625,000 share of common stock, which included 1,125,000 shares in connection with the exercise of the underwriters' over-allotment option, at $20 per share. We received net proceeds of approximately $158.5 million in cash. Prior to this offering, we have financed our operations from the sale of our preferred and common stock and $750,000 of borrowings under a secured loan agreement. As of June 30, 2000, we had cash, cash equivalents and short-term investments of $10.0 million and $1.5 million available under a equipment lease facility.

  As of June 30, 2000, we had outstanding borrowings of $550,000 under a secured loan agreement. The loan agreement provides for borrowing of up to $750,000 and is collateralized by equipment and other assets. This borrowing bears interest at the bank's prime rate plus 0.50% per annum. At June 30, 2000, we also had capital lease obligations of $429,000. In July 2000, we paid off our existing indebtedness under the secured loan agreement.

   In the first six months of 2000, net cash used in operating activities was $941,000 compared to $2.1 million in the comparable period in 1999. Net cash used in operating activities for the first six months of 2000 and for the comparable period in 1999 was primarily the result of net losses of $30.9 million and $3.5 million, respectively, after adjusting for amortization of deferred stock compensation and warrants of $14.1 million and $874,000 for the first six months of 2000 and for the comparable period in 1999.

  Net cash used for investing activities was $2.4 for the first six months of 2000 and $1.1 million for the comparable period in 1999. The cash used for investing activities was principally related to the purchase of computer hardware and software, office furniture and equipment, partially offset by sales and maturities of short-term investments.

  Our liquidity, capital resources and results of operations in any period could be impacted by the exercise of outstanding stock options and warrants. For example, at June 30, 2000, we had outstanding options to purchase 6.1 million shares of our common stock at a weighted average exercise price of $3.81 per share, and had approximately 8.7 million additional shares reserved for future grant under our stock option plans. In addition, we have issued warrants which are now exercisable to purchase 2,445,000 shares of common stock at an weighted average exercise price of $4.94 per share. Accordingly, our liquidity and capital resources may be impacted in future periods by cash proceeds upon exercise of these securities and from securities reserved for future issuance under our stock option plans. In addition, our per share results of operations could also be impacted by the increased number of outstanding shares. However, we cannot predict the timing or amount of proceeds from the exercise of these securities, if they are exercised at all.

  We expect to experience significant growth in our operating expenses for the foreseeable future in order to execute our business plan. As a result, we expect that operating expenses and planned capital expenditures will constitute a material use of our cash balances. In addition, we may use cash to fund acquisitions or invest in other businesses, technologies or product lines. We currently anticipate that the net cash proceeds from our recent initial public offering, together with our available cash balances and credit facilities, will be sufficient to meet our presently anticipated working capital, capital expenditure and business expansion requirements for the next twelve to eighteen months. However, we may require additional funds within this time period. We may seek to raise these additional funds through public or private debt or equity financing to meet these additional working capital requirements. There can be no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders. If adequate funds are not available on acceptable terms, our business and operating results could be adversely affected.

Factors That May Impact Future Operating Results
------------------------------------------------

Our short operating history makes it difficult to evaluate our business and prospects.

  You must consider our business and prospects given the risks, expenses and challenges we might encounter because we are at an early stage of development in a new and rapidly evolving market. We were founded in June 1998 and licensed our first software product in late March 1999, and our sales and service organizations are new and still growing. Due to our short operating history, our future financial performance is not predictable and may disappoint investors and result in a significant decline in our stock price.

We have incurred losses during our operating history and expect losses to continue for the next several years and we may not achieve or maintain profitability.

  We incurred net losses of $1.6 million for the period from June 5, 1998, our date of inception, through December 31, 1998, $10.9 million for the year ended December 31, 1999 and $30.9 million for the six months ended June 30, 2000. As of June 30, 2000, we had an accumulated deficit of $43.3 million. We expect to continue to incur losses on both a quarterly and annual basis for the next few years. Moreover, we expect to continue to incur significant sales and marketing and research and development expenses. Further, we will incur substantial stock compensation expense in future periods, which represents non-cash charges incurred due to the issuance of stock options prior to the closing of our initial public offering on July 28, 2000. Therefore, we will need to significantly increase our revenues to achieve and maintain profitability. We may not be able to sustain our recent revenue growth rates or be able to generate sufficient revenues to achieve profitability.

If our product does not successfully function for customers with large numbers of transactions, customers or product offerings, we may lose sales and suffer decreased revenues.

  Our product must be able to accommodate a large number of transactions, customers and product offerings. Large scale usage presents significant technical challenges which are difficult or impossible to predict. To date, our product has been deployed by only a limited number of customers and, therefore, we cannot assure you that our product is able to meet our customers' demands for large scale usage. If our customers experience difficulty with our product during periods of high traffic or usage, it could damage our reputation and reduce our revenues.

Because a small number of customers have accounted, and are likely to continue to account, for a substantial portion of our revenues, our revenues could decline due to the loss or delay of a single customer order.

  A relatively small number of customers account for a significant portion of our total revenues. The loss or delay of individual orders could have a significant impact on revenues and operating results. In the three months ended June 30, 2000, sales to two customers accounted for 24% of our total revenues, and in the comparable period in 1999, sales to three customers accounted for 98% of total revenues. We expect that revenues from a limited number of new customers will continue to account for a large percentage of total revenues in future quarters. Our ability to attract new customers will depend on a variety of factors, including the performance, quality, breadth, depth and price of our current and future products. Our failure to add new customers that make significant purchases of our product and services would reduce our future revenues.

  We record as deferred revenues payments from customers that do not meet our revenue recognition policy requirements. Since only a portion of our revenues each quarter is recognized from deferred revenues, our quarterly results will depend primarily upon entering into new contracts to generate revenues for that quarter. New contracts may not result in revenues in the quarter in which the contract was signed and commissions and royalties become payable, and we may not be able to predict accurately when revenues from these contracts will be recognized.

All of our revenues to date have been derived from the licensing of our software product and the sale of related services, and if we fail to successfully upgrade or enhance our product and introduce new products, our revenues would decline.

  All of our revenues to date have been derived from the licensing of our software product and the sale of related services. For the six months ended June 30, 2000, 56% of our total revenues were derived from the licensing of our product. Our future revenues will depend, in significant part, on our successful development and license of new and enhanced versions of our product and of other new products. If we are not able to successfully develop new products or these new products do not achieve market acceptance, our revenues would be reduced.

Our product has a long and variable sales cycle, which makes it difficult to predict our quarterly results and may cause our operating results to vary significantly.

  The period between initial contact with a prospective customer and the licensing of our product varies, but is typically five to seven months. The licensing of our product is often an enterprise-wide decision by our customers that involves a significant commitment of resources by us and the prospective customer. Customers generally consider a wide range of issues before committing to purchase our product, including product benefits, cost and time of implementation, ability to operate with existing and future computer systems and ability to accommodate increased transaction volume and product reliability. As part of the sales process, we spend a significant amount of resources informing prospective customers about the use and benefits of our product, which may not result in a sale, therefore reducing our margins. As a result of this sales cycle, our revenues are unpredictable and could vary significantly from quarter to quarter causing our operating results to vary significantly from quarter to quarter.

Our failure to develop and maintain strong relationships with systems integrators would harm our ability to market our product, which could reduce future revenues and increase our expenses.

  A significant portion of our sales are influenced by the recommendation of our product by systems integrators, consulting firms and other third parties that help deploy our product for our customers. Losing the support of these third parties may limit our ability to penetrate our existing or potential markets. These third parties are under no obligation to recommend or support our product and could recommend or give higher priority to the products and services of other companies or to their own products. A significant shift by these companies toward favoring competing products could negatively affect our software license and service revenues.

  Some systems integrators also engage in joint marketing and sales efforts with us. If our relationships with systems integrators fail, we will have to devote substantially more resources to the sales and marketing of our product. In many cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. A number of our competitors have longer and more established relationships with these systems integrators than we do, and as a result these systems integrators may be more likely to recommend competitors' products and services and increase our expenses.

Our failure to develop and maintain strong relationships with systems integrators would harm our ability to implement our product.

  Systems integrators assist our customers with the installation and deployment of our product, in addition to those of our competitors, and perform custom integration of computer systems and software. If we are unable to develop and maintain relationships with systems integrators, we would be required to hire additional personnel to install and maintain our product, which would result in higher expenses.

If our product does not operate with a wide variety of hardware, software and operating systems used by our customers, our revenues would be harmed.

  We currently serve a customer base that uses a wide variety of constantly changing hardware, software applications and operating systems. Our product will only gain broad market acceptance if it can support a wide variety of hardware, software applications and systems. If our product is unable to support a variety of these products our revenues would be harmed. Our business depends on the following factors, among others:

  . our ability to integrate our product with multiple hardware systems and existing software systems and to modify our product as new versions of packaged applications are introduced;
  . our ability to anticipate and support new standards, especially Internet-based standards; and
  . our ability to integrate additional software modules under development with our existing product.

Defects in our product could diminish demand for our product and result in loss of revenues, decreased market acceptance, injury to our reputation and product liability claims.

  Errors may be found from time to time in our existing, new or enhanced products after commencement of commercial shipments, resulting in loss of revenues or injury to our reputation. We have in the past discovered software errors and performance problems with our product and, as a result, have experienced delays in the shipment of our product and our customers have experienced difficulty in deploying and operating our product.

  Errors in our product may be caused by defects in third-party software incorporated into our product. If so, we may not be able to fix these defects without the cooperation of these software providers. Since these defects may not be as significant to our software providers as they are to us, we may not receive the rapid cooperation that we may require. We may not have the contractual right to access the source code of third-party software and, even if we access the source code, we may not be able to fix the defect.

  Since our customers use our product for critical business applications such as e-commerce, any errors, defects or other performance problems of our product could result in damage to the businesses of our customers. These customers could seek significant compensation from us for their losses. Even if unsuccessful, a product liability claim brought against us would likely be time consuming and costly.

We depend on technologies licensed to us by third parties, and the loss or inability to maintain these licenses could prevent or delay sales of our product.

  We license technologies from third party software providers that are incorporated into our product. We anticipate that we will continue to license technologies from third parties in the future. In particular, we license application server technology from BEA Systems, Inc. and we license a rules engine from Blaze Software Inc. that automates the execution of business processes according to criteria set by our customers. The license agreement with BEA expires in July 2003, and the license agreement with Blaze expires in March 2004. We may not be able to renew our license agreements for this software on commercially reasonable terms, if at all. The loss of these technologies or other third-party technologies could prevent sales of our product and increase our costs until substitute technologies, if available, are developed or identified, licensed and successfully integrated into our product. Even if substitute technologies are available, there can be no guarantee that we will be able to license these technologies on commercially reasonable terms, if at all.

If we fail to introduce new versions and releases of our product in a timely manner, customers may license competing products and our revenues may decline.

  We may fail to introduce or deliver new products on a timely basis, if at all. In the past, we have experienced delays in the commencement of commercial shipments of enhancements to our product. To date, these delays have not had a material impact on our revenues. If we are unable to ship or implement enhancements to our product when planned or at all, or fail to achieve timely market acceptance of these enhancements, we may suffer lost sales and could fail to increase our revenues. Our future operating results will depend on demand for our product, including new and enhanced releases that are subsequently introduced.

We may not successfully enter international markets or generate significant revenues abroad, which could result in slower revenue growth and harm our business.

  To date, we have generated limited revenues from sales outside the United States. We intend to establish offices in the United Kingdom and elsewhere in Europe, Asia and Latin America. If we fail to sell our product in international markets, we could experience slower revenue growth and our business could be harmed. We anticipate devoting significant resources and management attention to expanding international opportunities. Expanding internationally subjects us to a number of risks, including:

      .  greater difficulty in staffing and managing foreign operations;
      . changes in a specific country's or region's political or economic conditions;
      . expenses associated with localizing our product for foreign countries; . differing intellectual property rights;
      .  protectionist laws and business practices that favor local competitors;

      . longer sales cycles and collection periods or seasonal reductions in business activity;
      .  multiple, conflicting and changing governmental laws and regulations;
         and
      .  foreign currency restrictions and exchange rate fluctuations.

Our growth continues to place a significant strain on our management systems and resources, and if we fail to manage our growth our ability to market and license our product, sell our services and develop new products may be harmed.

  We must manage our growth effectively in order to successfully license our product, sell our services and achieve revenue growth and profitability in a rapidly evolving market. Our growth has placed, and will continue to place, a significant strain on our management systems and resources, and we may not be able to effectively manage our growth in the future. We continue to increase the scope of our operations and have added a substantial number of employees. For example, the number of our employees grew from 127 people at December 31, 1999 to 324 people at June 30, 2000. In particular, our consulting services, technical support and training organizations grew from 49 people at December 31, 1999 to 154 people at June 30, 2000. In addition, we need to obtain additional office space in Northern California to accommodate our growth. We may not be able to obtain space at commercially reasonable rates, if at all. For us to effectively manage our growth, we must continue to do the following:

      . improve our operational, financial and management controls; . improve our reporting systems and procedures;
      . install new management and information control systems; and . expand, train and motivate our workforce.

  In particular, we are currently migrating to a new accounting software package designed to allow greater flexibility in reporting and tracking financial results. If we fail to install this software in an efficient and timely manner, or if the new system fails to adequately support our level of operations, then we could incur substantial additional expenses to remedy these failures.

Competition in our markets is intense and could reduce our sales and prevent us from achieving profitability.

  The market for our product is intensely competitive and subject to rapid technological change. We expect the intensity of competition to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of our market share, any one of which could reduce our future revenues or earnings, if any. Our current competitors include:

      . Point Application Vendors. We compete with providers of stand-alone point solutions such as BroadVision, Inc., E.piphany, Inc. and Vignette Corporation.
      . Component Vendors. We compete with component vendors such as Art Technology Group, Inc., IBM and Microsoft Corporation.
      . Enterprise Resource Planning Software, Customer Relationship Management Software and Supply Chain Management Software Vendors. We compete with enterprise resource planning software, customer relationship management software and supply chain management software vendors such as Oracle Corp., PeopleSoft, Inc., SAP AG, Siebel Systems, Inc. and i2 Technologies, Inc.
      . Internal IT Departments. Information technology departments of potential customers have developed or may develop systems that provide for some or all of the functionality of our product. We expect that internally-developed application integration and process automation efforts will continue to be a principal source of competition for the foreseeable future. In particular, it can be difficult to license our product to a potential customer whose internal development group has already made large investments in, and progress towards completion of, systems that our product is intended to replace.

   Many of our competitors have greater resources and broader customer relationships than we do. In addition, many of these competitors have extensive knowledge of our industry. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to offer a single solution and increase the ability of their products to address customer needs.

Because competition for qualified personnel is intense, we may not be able to retain or recruit personnel, which could impact the development and license of our product.

  If we are unable to hire or retain qualified personnel, or if newly hired personnel fail to develop the necessary skills or to reach expected levels of productivity, our ability to develop and market our product will be weakened. Our success also depends on the continued contributions of our key management, engineering, sales and marketing and professional services personnel. In particular, Monte Zweben, our Chairman, President and Chief Executive Officer, would be difficult to replace.

  Our ability to increase our sales will depend on our ability to recruit, train and retain top quality sales people who are able to target prospective customers' senior management, and who can generate and service large accounts. There is a shortage of qualified sales personnel in our industry and competition for them is intense.

Failure of our prospective Internet customers to receive necessary funding could harm our business.

  Our targeted customers include rapidly growing Internet companies. Most privately and publicly held Internet companies require outside cash sources to continue operations. Recently, funding has been less available for Internet companies as a result of the stock market decline and public and private investor concern regarding Internet-based businesses. These factors have reduced demand for our product from Internet-based customers and reduced demand for additional services from current Internet-based customers. Failure by existing customers in this industry to receive or generate adequate funding has and may continue to require us to make reserves for bad debt or to write off amounts due.

Increasing government regulation of the Internet, imposition of sales and other taxes on products sold by our customers over the Internet and privacy concerns relating to the Internet could reduce the license of our product and harm our business.

  Federal, state or foreign agencies may adopt laws or regulations affecting the use of the Internet as a commercial medium. We expect that laws and regulations relating to user privacy, pricing, content and quality of products and services could indirectly affect our business.

  Current federal legislation limits the imposition of state and local taxes on Internet-related sales at this time. Congress may choose not to renew this legislation in 2001, in which case state and local governments would be free to impose taxes on electronically purchased goods. The imposition of new sales or other taxes could limit the growth of Internet commerce in general and, as a result, the demand for our product and services.

  Businesses use our software to capture information regarding their customers when those customers contact them on-line with customer service inquiries. Privacy concerns may cause visitors to withhold personal data, which would limit the effectiveness of our software product. More importantly, even the perception of privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our product.

We have no issued patents. If we are unable to protect our intellectual property or become subject to intellectual property infringement claims, we may lose a valuable asset or incur costly and time-consuming litigation.

  Our success and ability to compete depend upon our proprietary rights and intellectual property. We rely on trademark, trade secret and copyright laws to protect our intellectual property. We have no issued patents and have filed two patent applications. Since we do not have any issued patents, existing laws afford only limited protection for our intellectual property. Despite our efforts to protect our intellectual property, a third party could copy or obtain the source code to our software or other proprietary information without authorization, or could develop software competitive to ours. Our means of protecting our proprietary rights may not be adequate, and our competitors may independently develop similar technology or duplicate our product.

  We may have to litigate to enforce our intellectual property rights, to protect our trade secrets or know-how or to determine their scope, validity or enforceability. This enforcement would be expensive, could cause the diversion of our resources and may not prove successful. If we are unable to protect our intellectual property, we may lose a valuable asset.

  Third parties could claim that we have infringed their intellectual property rights by claiming that our product infringes their patents, trade secrets or copyrights. Any claims, with or without merit, could be costly and time-consuming to defend, divert our management's attention or cause product delays. We have no patents that we could use defensively against any company bringing such a claim. If our product was found to infringe a third party's proprietary rights, we could be required to enter into royalty or licensing agreements to be able to sell our product. Royalty and licensing agreements, if required, may not be available on terms acceptable to us, or at all.

If we are unable to meet the rapid changes in technology, our existing product could become obsolete.

  The market for our product is marked by rapid technological change, frequent new product introductions, Internet-related technology enhancements, uncertain product life cycles, changes in client demands and evolving industry standards. We cannot be certain that we will successfully develop and market new products, new product enhancements or new products compliant with present or emerging Internet technology standards. New products based on new technologies or new industry standards can render existing products obsolete and unmarketable. To succeed, we will need to enhance our current product and develop new products on a timely basis to keep pace with developments related to Internet technology and to satisfy the increasingly sophisticated requirements of our clients. Enterprise application software technology is complex and new products and product enhancements can require long development and testing periods. Any delays in developing and releasing enhanced or new products could harm our business.

Our directors and executive officers maintain significant control over Blue Martini Software, which may lead to conflicts with other stockholders over corporate governance.

  Our directors, executive officers and holders of 5% or more of our outstanding common stock beneficially owned approximately 67.8% of our outstanding common stock as of June 30, 2000. Monte Zweben, our Chairman, President and Chief Executive Officer, together with related entities, owned approximately 39.5% of our common stock as of this date. These stockholders, acting together, and Mr. Zweben, individually, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and significant corporate transactions, such as mergers or other business combination transactions. This control may delay or prevent a third party from acquiring or merging with us.

We are at risk of securities class action litigation due to our expected stock price volatility.

  In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially acute for us because technology companies have experienced greater than average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources, and could harm our business.

We have implemented anti-takeover provisions which could discourage or prevent a takeover, even if an acquisition would be beneficial to our stockholders.

  Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

     . establishment of a classified board of directors requiring that not all members of the board may be elected at one time;
     . authorizing the issuance of "blank check" preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;
     . prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;
     . limitations on the ability of stockholders to call special meetings of stockholders;
     . prohibiting stockholder action by written consent and requiring all stockholder actions to be taken at a meeting of our stockholders; and

 . establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

  In addition, Section 203 of the Delaware General Corporations Law and the terms of our stock option plans may discourage, delay or prevent a change in control of Blue Martini.

There may be sales of a substantial amount of our common stock in the near future that could cause our stock price to fall.

  Our current stockholders hold a substantial number of shares, which they will be able to sell in the public market in the near future, subject to restrictions under the Securities Act and contracted restrictions with the managing underwriters of our initial public offering. Sales of a substantial number of shares of our common stock within a short period of time after this offering could cause our stock price to fall. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock. A description of the shares eligible for future sale is set forth in our Registration Statement on Form S-1,declared effective by the Securities and Exchange Commission on July 24, 2000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

  Through June 30, 2000, all of our recognized revenues have been denominated in United States dollars and were primarily from customers in the United States. Our exposure to foreign currency exchange rate changes has been immaterial. We expect, however, that future license and service revenues may also be derived from international markets and may be denominated in the currency of the applicable market. In addition, as we expand our international operations and hire personnel in Europe and Asia Pacific, we will have operating expenses denominated in foreign currencies. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of foreign currencies in relation to the United States dollar. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot assure that exchange rate fluctuations will not adversely affect our financial results in the future. Through June 30, 2000, the Company had not engaged in foreign currency hedging activities.

Interest Rate Risk

  Our exposure to financial market risk, including changes in interest rates and marketable equity security prices, relates primarily to our investment portfolio. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because a substantial majority of our investments are in fixed rate, short-term securities. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate, short-term nature of our available-for-sale investment portfolio.

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board, (or "FASB), issued Statement of Financial Accounting Standards, or SFAS, No. 133, entitled Accounting for Derivative Instruments and Hedging Activities, SFAS No. 133. We are required to adopt SFAS No. 133, as amended, for the year ending December 31, 2001. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, the adoption of SFAS No. 133 is not expected to have a material impact on our financial position or results of operations.

  In December 1999, the Securities and Exchange Commission, (or "SEC"), released Staff Accounting Bulletin, or SAB, No. 101, Revenue Recognition in Financial Statements, and amended by SAB No. 101A and SAB No. 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB No. 101B that delayed the implementation of SAB
101. We have not determined the impact that SAB No. 101 will have on our financial statements and believe that such determination will not be meaningful until closer to the date of initial adoption.

  In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of the Accounting Principals Board, or APB, Opinion No. 25. This Interpretation clarifies the application of APB Opinion 25 including:

     .  the definition of employee for purposes of applying APB Opinion 25;
     . the criteria for determining whether a plan qualifies as a noncompensatory plan;
     . the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and
     . the accounting for an exchange of stock compensation awards in a business combination.

  In general, this Interpretation is effective July 1, 2000. We do not expect the adoption of Interpretation No. 44 to have a material effect on our financial position or results of operations.

PART II.  OTHER INFORMATION
---------------------------

Item 2.  Changes in Securities and Use of Proceeds

     On July 28, 2000, we closed our initial public offering of 8,625,000 shares of our common stock, which includes 1,125,000 shares in connection with the exercise of the underwriters' overallotment option, at $20 per share. The managing underwriters in the offering were Goldman Sachs & Co., Dain Rauscher Wessels, Thomas Weisel Partners LLC and U.S. Bancorp Piper Jaffray. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Reg. No. 333-36062) that was declared effective by the SEC on July 24, 2000. The aggregate-offering amount including the overallotment exercise was $172.5 million. We incurred expenses of approximately $14.0 million, of which approximately $12.1 million represented underwriting discounts and commissions and approximately $1.9 million represented other expenses related to the offering.

     Currently, we have placed the net proceeds from the offering principally in government instruments as well as other short-term, interest bearing, investment grade securities. We expect to use the net proceeds from the offering for working capital and general corporate purposes, and to fund increased expenses related to additional personnel in our consulting services, technical support and training organizations; to fund increased expenses related to the expansion of our sales and marketing organization; to fund increased research and development expenses; and to fund increased general and administrative expenses related to the enhancement of our infrastructure to support our growth. In addition we intend to use the proceeds of our initial public offering to repay existing indebtedness and fund anticipated capital expenditures.

     Simultaneously with the closing of the initial public offering, all of our outstanding convertible preferred stock, par value $0.001 per share, automatically converted into an aggregate of approximately 23.3 million shares of common stock.

     From April 1, 2000 through June 30, 2000, the Company granted options to purchase approximately 2.5 million shares of common stock at a weighted average exercise price of approximately $7.63 per share to employees, consultants and directors under its 2000 Equity Incentive Plan and issued an aggregate of approximately 1.1 million shares of its common stock at a weighted average exercise price of approximately $1.42 per share to employees, consultants and directors as a result of exercises of options granted under the 2000 Equity Incentive Plan. These sales were made in reliance on Rule 701 and Section 4(2).

Item 4.  Submission of Matters to a Vote of Security Holders

  By way of Action by Written Consent, our stockholders approved the following proposals on June 23, 2000:

     .   A proposal to amend and restate our Certificate of Incorporation to amend the authorized capital stock of the Company to consist of
         500,000,000 shares of common stock and 5,000,000 of preferred stock at the closing of our initial public offering;
     .   a proposal to amend and restate our bylaws;
     .   a proposal to amend and restate the 1998 Equity Incentive Plan as the
         2000 Equity Incentive Plan;
     .   a proposal to approve our 2000 Employee Stock Purchase Plan;
     .   a proposal to approve our 2000 Non-Employee Directors' Stock Option
         Plan;
     .   a proposal to approve the form of Indemnity Agreement for use as an agreement between the Company and each of our directors and executive officers; and
     .   a proposal to ratify the selection of KPMG LLP as independent auditors of the Company for the year ended December 31, 2000.


Shares Voting:

               For:                 49,735,092
               Against:                      0
               Abstaining:                   0


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

    The following exhibits are filed herewith:

         Exhibit
         Number       Exhibit Title
         ------       -------------
           3.1        Fourth Amended and Restated Certificate of Incorporation
                      of the Registrant
           3.2        Bylaws of the Registrant
          27.1        Financial Data Schedule

(b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended June 30, 2000.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 11, 2000

                             BLUE MARTINI SOFTWARE, INC.
                             (Registrant)



                             /S/ Monte Zweben
                             ----------------
                             Monte Zweben
                             Chairman, President and Chief Executive Officer



                             /S/ John E. Calonico, Jr.
                             -------------------------
                             John E. Calonico, Jr.
                             Vice President, Chief Financial Officer and
                             Secretary
                             (Principal Accounting Officer)