Form 10-Q
period 2000-09-30
BLUE MARTINI SOFTWARE INC
filed 2000-11-13
CIK 1077814

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended September 30, 2000

                                       OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number: 0-30925

                               ----------------

                          BLUE MARTINI SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)


                Delaware                               94-3319751
                                        (I.R.S. Employer Identification Number)
     (State or other jurisdictionof
     incorporation or organization)

                               2600 Campus Drive
                          San Mateo, California 94403
                    (Address of principal executive offices)

                        Telephone Number (650) 356-4000
              (Registrant's telephone number, including area code)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

   As of November 1, 2000, there were approximately 68,947,000 shares of the registrant's common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          BLUE MARTINI SOFTWARE, INC.

                                     INDEX

                         PART I. FINANCIAL INFORMATION

                                                                       Page No.
                                                                       --------
 Item 1. Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets September 30, 2000         3
          and December 31, 1999.....................................

         Condensed Consolidated Statements of Operations Three and
          nine months ended September 30, 2000 and 1999.............      4

         Condensed Consolidated Statements of Cash Flows Nine months
          ended September 30, 2000 and 1999.........................      5

         Notes to Condensed Consolidated Financial Statements.......      6

 Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................     10

 Item 3. Quantitative and Qualitative Disclosures About Market           23
         Risk.......................................................

                          PART II. OTHER INFORMATION

 Item 2. Changes in Securities and Use of Proceeds..................      25

 Item 6. Exhibits and Reports on Form 8-K...........................      26

 Signatures..........................................................     27

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          BLUE MARTINI SOFTWARE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                      September 30, December 31,
                                                          2000          1999
                                                      ------------- ------------
                                                       (Unaudited)
                        ASSETS
                        ------

Current assets:
  Cash and cash equivalents..........................   $116,491      $ 10,362
  Short-term investments.............................     24,345         2,562
  Accounts receivable, net...........................     12,131         3,649
  Prepaid expenses and other current assets..........      5,769           656
                                                        --------      --------
    Total current assets.............................    158,736        17,229
Property and equipment, net..........................      6,899         2,761
Long-term investments................................     26,004           --
Other assets.........................................        519           370
                                                        --------      --------
    Total assets.....................................   $192,158      $ 20,360
                                                        ========      ========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Current liabilities:
  Accounts payable...................................   $  3,002      $  1,874
  Accrued employee compensation......................     11,379         2,578
  Other current liabilities..........................      7,318         1,074
  Deferred revenues..................................     20,332         3,577
  Current portion of long-term obligations...........        176           418
                                                        --------      --------
    Total current liabilities........................     42,207         9,521
Long-term obligations, less current portion..........        196           544
                                                        --------      --------
    Total liabilities................................     42,403        10,065
                                                        --------      --------
Stockholders' equity:
  Convertible preferred stock........................        --              6
  Common stock.......................................         69            31
  Additional paid-in-capital.........................    261,374        31,640
  Deferred stock compensation........................    (51,667)       (8,926)
  Accumulated other comprehensive loss...............       (134)          --
  Accumulated deficit................................    (59,887)      (12,456)
                                                        --------      --------
    Total stockholders' equity.......................    149,755        10,295
                                                        --------      --------
    Total liabilities and stockholders' equity.......   $192,158      $ 20,360
                                                        ========      ========

     See accompanying notes to condensed consolidated financial statements.

                          BLUE MARTINI SOFTWARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                           Three Months       Nine Months
                                         Ended September    Ended September
                                               30,                30,
                                         -----------------  -----------------
                                           2000     1999      2000     1999
                                         --------  -------  --------  -------
Revenues:
  License............................... $ 11,966  $ 1,934  $ 26,457  $ 3,025
  Service...............................    9,053    1,661    20,263    2,287
                                         --------  -------  --------  -------
    Total revenues......................   21,019    3,595    46,720    5,312
                                         --------  -------  --------  -------
Cost of revenues:
  License...............................    1,025      170     2,337      387
  Service...............................   11,594    1,824    28,295    2,294
                                         --------  -------  --------  -------
    Total cost of revenues..............   12,619    1,994    30,632    2,681
                                         --------  -------  --------  -------
Gross profit............................    8,400    1,601    16,088    2,631
                                         --------  -------  --------  -------
Operating expenses:
  Sales and marketing...................   14,821    2,133    36,248    3,592
  Research and development..............    5,835    1,951    15,151    4,532
  General and administrative............    6,151      315    14,086      876
                                         --------  -------  --------  -------
    Total operating expenses............   26,807    4,399    65,485    9,000
                                         --------  -------  --------  -------
Loss from operations....................  (18,407)  (2,798)  (49,397)  (6,369)
Interest income and other, net..........    1,827       97     1,966      141
                                         --------  -------  --------  -------
Net loss................................ $(16,580) $(2,701) $(47,431) $(6,228)
                                         ========  =======  ========  =======
Basic and diluted net loss per common
 share.................................. $  (0.33) $ (0.11) $  (1.39) $ (0.27)
                                         ========  =======  ========  =======
Shares used in computing basic and
 diluted net loss per common share......   50,760   24,030    34,230   23,310
                                         ========  =======  ========  =======


     See accompanying notes to condensed consolidated financial statements.

                          BLUE MARTINI SOFTWARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                               Nine months
                                                             ended September
                                                                   30,
                                                             -----------------
                                                               2000     1999
                                                             --------  -------
Operating activities:
  Net loss.................................................. $(47,431) $(6,228)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization...........................    2,717      406
    Amortization of stock compensation and warrants.........   23,807    1,712
    Provision for doubtful accounts.........................    1,390      111
Changes in operating assets and liabilities:
  Accounts receivable.......................................   (9,872)  (2,243)
  Prepaid expenses and other current assets.................   (5,112)    (817)
  Accounts payable, accrued employee compensation and other
   current liabilities......................................   16,173    2,498
  Deferred revenues.........................................   16,755    1,202
                                                             --------  -------
      Net cash used in operating activities.................   (1,573)  (3,359)
                                                             --------  -------
Cash flows from investing activities:
  Purchases of property and equipment.......................   (6,570)  (2,126)
  Purchases of available-for-sale investments, net..........  (47,938)     --
  Other assets..............................................      (91)     (20)
                                                             --------  -------
      Net cash used for investing activities................  (54,599)  (2,146)
                                                             --------  -------
Cash flows from financing activities:
  Net proceeds from issuance of convertible preferred
   stock....................................................      --    17,450
  Net proceeds from issuance of common stock................    4,635       83
  Repurchases of common stock...............................      (89)      (3)
  Net proceeds from initial public offering of common
   stock....................................................  158,611      --
  Proceeds from bank borrowings.............................      --       750
  Repayment of debt and capital lease obligations...........     (856)     (67)
                                                             --------  -------
      Net cash provided by financing activities.............  162,301   18,213
                                                             --------  -------
Net increase in cash and cash equivalents...................  106,129   12,708
Cash and cash equivalents at beginning of period............   10,362      261
                                                             --------  -------
Cash and cash equivalents at end of period.................. $116,491  $12,969
                                                             ========  =======
Supplemental disclosures of noncash investing and financing
 activities:
  Property and equipment acquired under capital lease
   obligations.............................................. $    265  $   305
                                                             ========  =======
  Deferred stock compensation............................... $ 50,836  $ 4,143
                                                             ========  =======
  Warrants issued in connection with lease financing and
   marketing arrangement.................................... $ 14,008  $   --
                                                             ========  =======

     See accompanying notes to condensed consolidated financial statements.

                          BLUE MARTINI SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

   The unaudited condensed consolidated financial statements of Blue Martini Software, Inc. (the "Company") at September 30, 2000 and for the three and nine month periods then ended reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on July 24, 2000. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results for the entire year ending December 31, 2000.

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

   The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive (in thousands):

                                                                  Nine Months
                                                                     Ended
                                                                   September
                                                                      30,
                                                                  ------------
                                                                  2000   1999
                                                                  ----- ------
   Shares issuable under stock options........................... 7,335  3,352
   Shares of restricted stock subject to repurchase.............. 9,202  6,779
   Shares issuable pursuant to warrants.......................... 2,445    --
   Shares of convertible preferred stock on an "as-if-converted"
    basis........................................................   --  23,297

   The weighted average exercise price of stock options outstanding was $6.35 and $0.15 at September 30, 2000 and 1999, respectively. The weighted average purchase price of restricted stock subject to repurchase was $0.46 and $0.02 at September 30, 2000 and 1999, respectively. The weighted average exercise price of warrants was $4.94 at September 30, 2000.

   Each share of convertible preferred stock automatically converted to four shares of common stock upon the closing of our initial public offering on July 28, 2000.

                          BLUE MARTINI SOFTWARE, INC.

Note 3. Comprehensive Income (Loss)

   Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity but are excluded from net income. The components of accumulated comprehensive loss are as follows (in thousands):

                                            Three Months       Nine Months
                                          Ended September    Ended September
                                                30,                30,
                                          -----------------  -----------------
                                            2000     1999      2000     1999
                                          --------  -------  --------  -------
   Net loss.............................  $(16,580) $(2,701) $(47,431) $(6,228)
   Unrealized loss on available for sale
    investments, net of tax.............      (134)     --       (134)     --
                                          --------  -------  --------  -------
     Total comprehensive loss...........  $(16,714) $(2,701) $(47,565) $(6,228)
                                          ========  =======  ========  =======

Note 4. Cash and Cash Equivalents

   The Company considers all highly liquid investments with remaining maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. At September 30, 2000 the Company's cash equivalents consisted of high-quality institutional money market funds.

Note 5. Investments

   Investments consisted of the following (in thousands):

                                                      September 30, December 31,
                                                          2000          1999
                                                      ------------- ------------
   Short-term investments:
     Corporate obligations...........................    $15,975       $2,562
     Asset-backed securities.........................      8,370          --
                                                         -------       ------
       Sub-total.....................................     24,345        2,562
   Long-term investments:
     Corporate obligations...........................     26,004          --
                                                         -------       ------
       Total.........................................    $50,349       $2,562
                                                         =======       ======

   The Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such classification as of each balance sheet date. The Company has classified all of investments as available-for-sale and carries such securities at fair value, with unrealized gains and losses calculated using the specific identification method, net of tax, reported as a component of accumulated other comprehensive income.

   The contractual maturities of the Blue Martini's short-term investments at September 30, 2000, were one year or less while the Company's long-term investments had contractual maturities between one and two years. Expected maturities may differ from contractual maturities because the issuers of the securities have the right to prepay or call obligations without prepayment penalties.

                          BLUE MARTINI SOFTWARE, INC.

Note 6. Property and Equipment

   Property and equipment consisted of the following (in thousands):

                                                     September 30, December 31,
                                                         2000          1999
                                                     ------------- ------------
   Computer equipment...............................    $ 9,034       $2,996
   Furniture and office equipment...................        859          344
   Leasehold improvements...........................        501          217
                                                        -------       ------
                                                         10,394        3,557
   Less accumulated depreciation and amortization...      3,495          796
                                                        -------       ------
                                                        $ 6,899       $2,761
                                                        =======       ======

Note 7. Segment Reporting

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

   The Company's chief operating decision-maker is considered to be the chief executive officer ("CEO"). The CEO reviews financial information presented for purposes of making operating decisions and assessing financial performance. The financial information is identical to the information presented in the accompanying statements of operations and the Company had no significant foreign operations through September 30, 2000. On this basis, the Company is organized and operates in a single segment: the design, development and marketing of software solutions.

Note 8. Initial Public Offering

   On July 28, 2000, the Company closed its initial public offering of 8,625,000 shares of its common stock, which included 1,125,000 shares issued in connection with the exercise of the underwriters' overallotment, at $20 per share. Net proceeds of the offering were approximately $158.6 million, after deducting underwriter discounts, commissions and other offering expenses. Simultaneously with the closing of the initial public offering, all 5,824,317 shares of the Company's convertible preferred stock were automatically converted into 23,297,268 shares of common stock.

Note 9. Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board, (or "FASB), issued Statement of Financial Accounting Standards, or SFAS, No. 133, entitled Accounting for Derivative Instruments and Hedging Activities. We are required to adopt SFAS No. 133, as amended, for the year ending December 31, 2001. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, the adoption of SFAS No. 133 is not expected to have a material impact on our financial position or results of operations.

   In December 1999, the Securities and Exchange Commission, (or "SEC"), released Staff Accounting Bulletin, or SAB, No. 101, Revenue Recognition in Financial Statements, and amended by SAB No. 101A and

                          BLUE MARTINI SOFTWARE, INC.

SAB No. 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB No. 101B that delayed the implementation of SAB 101 until October 1, 2000. We do not believe that SAB No. 101 will have a material impact on our financial statements.

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

  . the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and

  . the accounting for an exchange of stock compensation awards in a business combination

   In general, this Interpretation was effective July 1, 2000. The adoption of Interpretation No. 44 has not had a material effect on our financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion of the financial condition and results of operations of Blue Martini Software, Inc. (the "Company") should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and the Notes thereto included in the Company's Registration Statement on Form S-1. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as "may," "believe," "will," "expect," "plans," "anticipate," "estimate," "potential," or "continue," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date thereof, and the Company assumes no obligation to update any forward-looking statement or risk factors.

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

   We provide enterprise software applications and services that enable companies to understand, target and interact with customers across Internet-related customer touch points, such as websites, mobile wireless devices and on-line trading exchanges and traditional customer touch points, such as stores and contact centers. In late March 1999, we released the first commercial version of our product. Following the initial release of our product, we substantially increased spending on our consulting services, technical support, training, sales and marketing organizations. We have incurred significant losses since inception, and as of September 30, 2000, we had an accumulated deficit of $59.9 million.

   Our revenues are derived from the licensing of our software applications and the sale of related services. The license agreement for our software product typically provides for an initial fee to use the software in perpetuity. License revenues are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable, assuming no significant future obligations or customer acceptance rights exist. If an acceptance period is contractually provided, revenues are recognized upon the earlier of customer acceptance or the expiration of that period. In instances where delivery is electronic and all other criteria for revenue recognition have been achieved, the product is considered to have been delivered when the customer either takes possession by downloading the software or the access code to download the software has been provided to the customer. Payments received in advance of revenue recognition are recorded as deferred revenues.

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

   We market our software product through a direct sales force. We also engage in alliances with systems integrators and technology vendors to assist us in marketing and selling our software product and related services. While our revenues to date have been derived principally from customers in the United States, international revenues accounted for 19% of our revenues for both the three and nine months ended September 30, 2000. We believe international revenues will represent a more significant portion of our total revenues in the future but may fluctuate as a percentage of revenues in the near term as we build out our international presence. Although we have a limited operating history, we believe that our quarterly operating results may experience seasonal fluctuations. For instance, quarterly results may fluctuate based on our customers' fiscal year, budgeting cycles, sales incentive plans and slow summer purchasing patterns.

   To date, we have derived a significant portion of our revenues from a small number of customers. While no single customer accounted for more than 10% of our total revenues for the three months ended September 30, 2000, three customers accounted for 25% of our revenues in this period. Sales to three customers individually represented 27%, 15% and 13% of our revenues for the comparable period in 1999. While we do not anticipate that any one customer will represent more than 10% of total revenues in 2000, we do expect that a limited number of customers will continue to account for a substantial portion of our license revenues in a given quarter. As a result, if we lose a major customer or if an anticipated license contract is delayed or agreement is not reached on terms, our revenues and operating results in a particular quarterly period would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period. If we fail to obtain a significant number of new customers or additional orders from existing customers, our business and operating results could be harmed.

   We believe our success requires expanding our customer base, growing our relationships with systems integrator partners, continuing to enhance our software product and growing our professional services, sales, technical support and training organizations. We expect that our operating expenses will increase as we invest to expand our sales and marketing operations worldwide, fund greater levels of research and development, grow our global professional services, technical support and training organizations and expand our related infrastructure. As a result of anticipated increases in our operating expenses, we expect to continue to incur net losses both on a quarterly and annual basis for the next few years. Our operating expenses are based in part on our expectations of future revenues and are relatively fixed in the short term. As such, a delay in the recognition of revenues from one or more license contracts could cause variations in our operating results from quarter to quarter and could result in net losses in a given quarter being greater than expected.

Results of Operations

   The following table presents selected financial data for the periods indicated as a percentage of total revenues:

                                         Three Months         Nine Months
                                             Ended               Ended
                                         September 30,       September 30,
                                         ----------------    ----------------
                                          2000      1999      2000      1999
                                         ------    ------    -------   ------
Revenues:
  License...............................     57 %      54 %       57 %     57 %
  Service...............................     43        46         43       43
                                         ------    ------    -------   ------
    Total revenues......................    100       100        100      100
                                         ------    ------    -------   ------
Cost of revenues:
  License...............................      5         4          5        7
  Service...............................     55        51         61       43
                                         ------    ------    -------   ------
    Total cost of revenues..............     60        55         66       50
                                         ------    ------    -------   ------
Gross profit............................     40        45         34       50
                                         ------    ------    -------   ------
Operating expenses:
  Sales and marketing...................     71        59         78       68
  Research and development..............     28        54         32       85
  General and administrative............     29         9         30       17
                                         ------    ------    -------   ------
    Total operating expenses............    128       122        140      170
                                         ------    ------    -------   ------
Loss from operations....................    (88)      (77)      (106)    (120)
Interest and other, net.................      9         2          4        3
                                         ------    ------    -------   ------
Net loss................................    (79)%     (75)%     (102)%   (117)%
                                         ======    ======    =======   ======

Revenues

   License. Our software product was commercially released in late March 1999, and we recognized no license revenues before that date. License revenues increased from $1.9 million for the three months ended September 30, 1999 to $12.0 million for the three months ended September 30, 2000. For the nine months ended September 30, 2000, license revenues increased to $26.5 million from $3.0 million for the comparable period in 1999. The increase in license revenues for the three and nine month periods ended September 30, 2000 as compared to the comparable periods in 1999 was due to an increase in software licenses to new customers.

   Service. Service revenues increased from $1.7 million for the three months ended September 30, 1999 to $9.1 million for the three months ended September 30, 2000. For the nine months ended September 30, 2000, service revenues increased to $20.3 million from $2.3 million for the comparable period in 1999. The increases for the three and nine month periods ended September 30, 2000 as compared to the same periods in 1999 were due to an increase in the number of consulting service engagements and customer maintenance agreements, as well as an increase in training revenues. We expect that our service revenues will fluctuate as a percentage of total revenues as we build our professional services staff in the near term, and then decrease as a percentage of total revenues over the long term as systems integrators and other professional services organizations provide the consulting services, technical support and training that we currently provide.


Cost of Revenues

   License. Cost of license revenues consists of royalties payable to third parties for software that is either embedded in or bundled with our product. Cost of license revenues increased from $170,000 for the three months ended September 30, 1999 to $1.0 million for the three months ended September 30, 2000. These amounts represented 9% of license revenues for these periods. For the nine months ended September 30, 2000, cost of license revenues increased to $2.3 million from $387,000 for the comparable period in 1999. These amounts represented 9% and 13% of license revenues for these periods. The increase in cost of license revenues in absolute dollars for the three and nine month periods ended September 30, 2000 compared to the comparable period in 1999 was principally the result of growth in license revenues resulting in increased royalties payable to third parties. We expect cost of license revenues will increase in absolute dollars in the future due to higher royalties payable to third parties as a result of anticipated growth in license revenues. To the extent license revenues increase, we expect cost of license revenues to decline slightly as a percentage of license revenues as a result of royalty agreements that typically contain declining royalty rates.

   Service. Cost of service revenues consists primarily of salaries and other personnel-related expenses, amortization of deferred stock compensation, as well as depreciation of equipment used to provide consulting services, technical support and training. Cost of service revenues increased from $1.8 million for the three months ended September 30, 1999 to $11.6 million for the three months ended September 30, 2000. These amounts represented 110% and 128% of service revenues for these periods. For the nine months ended September 30, 2000, cost of service revenues increased to $28.3 million from $2.3 million for the comparable period in 1999. These amounts represented 140% and 100% of service revenues for these periods. The increase in absolute dollars for the three and nine month periods ended September 30, 2000 as compared to the same periods in 1999 resulted from the expansion of our consulting services, technical support and training organizations to support the growth in new licenses and increased amortization of deferred stock compensation. We expect cost of service revenues to increase in absolute dollars in the future as we continue to expand our consulting services, technical support and training organizations to meet anticipated growth. While cost of services, when expressed as a percentage of related service revenues, may fluctuate in the near term as additional personnel are hired, we expect this percentage to decrease over time due to higher productivity of our consulting services organizations and economies of scale.

Operating Expenses

   Sales and Marketing. Sales and marketing expenses consist primarily of costs of our direct sales and marketing personnel, amortization of deferred stock compensation, as well as costs of marketing programs including trade shows, advertisements, promotional activities and media events. Sales and marketing expenses increased from $2.1 million for the three months ended September 30, 1999 to $14.8 million for the three months ended September 30, 2000. For the nine months ended September 30, 2000, marketing and sales expenses increased to $36.2 million from $3.6 million in the comparable period in 1999. The increases for the three and nine month periods ended September 30, 2000 as compared to the same periods in 1999 were primarily attributable to an increase in sales and marketing personnel expenses and commissions to sales personnel associated with higher revenues and increased spending for marketing and advertising programs. Additionally, amortization of deferred stock compensation accounted for an increase in sales and marketing expense for the three and nine month periods ended September 30, 2000 as compared to the comparable periods in 1999 due to the increase in the number of sales marketing personnel. We believe sales and marketing expenses will continue to increase in absolute dollars in the future due to the planned growth of our sales force, the establishment of additional sales offices in both domestic and foreign locations and increases in marketing programs.

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

The value of this warrant is being amortized over the service period and included as a non-cash component of marketing and sales expense in our statement of operations. Amortization expense for the three and nine months ended September 30, 2000 was $864,000 and $1.4 million, respectively.

   Research and Development. Research and development expenses consist primarily of salaries and related expenses for engineering personnel, amortization of deferred stock compensation, costs of contractors and depreciation of equipment used in the development of our software product. To date, we have expensed all internal software development costs as incurred.

   Research and development expenses increased from $2.0 million for the three months ended September 30, 1999 to $5.8 million for the three months ended September 30, 2000. For the nine months ended September 30, 2000, research and development expenses increased to $15.2 million from $4.5 million in the comparable period in 1999. The growth in expenses for the three and nine month periods ended September 30, 2000 as compared to the comparable periods of 1999 was primarily due to an increase in personnel-related expenses resulting from the addition of engineering personnel to support the development and enhancement of our product and an increase in the amortization of deferred stock compensation. We expect research and development expenses to increase significantly in absolute dollars in future periods.

   General and Administrative. General and administrative expenses include costs associated with our finance, human resources, legal and other administrative functions and consist principally of amortization of deferred stock compensation, salaries and related expenses, professional fees, provisions for doubtful accounts and equipment depreciation. General and administrative expenses increased from $315,000 for the three months ended September 30, 1999 to $6.2 million for the three months ended September 30, 2000. For the nine month period ended September 30, 2000, general and administrative expenses increased to $14.1 million from $876,000 in the comparable period in 1999. The increase in expenses in 2000 as compared to the same periods in 1999 was attributable to expenses for administrative personnel and professional fees, amortization of deferred stock compensation and an increase in the provision for doubtful accounts. We believe general and administrative expenses will continue to increase in absolute dollars in future periods as we hire additional staff, invest in infrastructure projects to support our continued growth and incur expenses associated with operating as a public company.

   Stock Compensation. Deferred stock compensation represents the difference between the exercise price of stock option grants to employees and the deemed fair value of our common stock at the time of those grants. We recorded deferred stock compensation of $4.1 million for the nine months ended September 30, 1999 and $50.8 million for the comparable period in 2000. We are amortizing deferred stock compensation to expense over the period during which the stock options vest, generally four years using a method consistent with Financial Accounting Standards Board Interpretation No. 28. Under this method, each vested tranche of options is accounted for as a separate option grant awarded for past service. Accordingly, the compensation expense is recognized over the period during which the services have been provided. Such amortization amounted to $9.7 million and $837,000 for the three months ended September 30, 2000 and 1999, respectively, and $22.1 million and $1.7 million for the nine months ended September 30, 2000 and 1999, respectively.

   During the nine month period ended September 30, 2000 and the comparable period in 1999, we granted immediately vested and exercisable stock options to non-employees. In connection with these grants, we recorded non-cash compensation expense of $1.4 million and $45,000 for the nine months ended September 30, 2000 and the comparable period in 1999. This reflects the fair value of these stock options based on the Black-Scholes option pricing model.

   The amortization of deferred stock compensation, combined with the expense associated with stock options granted to non-employees, relates to the following items in the accompanying condensed consolidated statement of operations (in thousands):

                                                                 Nine
                                                                Months
                                        Three Months Ended      Ended
                                             September        September
                                                30,              30,
                                           ------------------------------------
                                              2000      1999     2000    1999
                                           ---------- ----------------- -------
   Cost of revenues....................... $    2,079 $     97 $  5,173 $   143
   Sales and marketing....................      1,916      420    5,220     810
   Research and development...............      1,784      244    5,157     534
   General and administrative.............      3,010       76    6,581     218
                                           ---------- -------- -------- -------
                                               $8,789 $    837 $ 22,131 $ 1,705
                                           ========== ======== ======== =======

   Amortization of deferred stock compensation is estimated to total $30.6 million for 2000, $19.8 million for 2001, $8.5 million for 2002, $3.0 million for 2003 and $180,000 for 2004. Amortization of deferred stock compensation will be reduced in future periods to the extent options are terminated prior to full vesting.

Interest Income and Other, Net

   Interest Income and other, net consists of interest income from cash, cash equivalents and available-for-sale short and long-term investments, partially offset by amortization of a warrant issued in connection with lease financing and interest expense associated with capital leases and bank borrowings. Interest income and other, net increased from $97,000 for the three months ended September 30, 1999 to $1.8 million for the three months September 30, 2000. For the nine month period ending September 30, 2000, interest income and other, net increased to $2.0 million from $141,000 in the comparable period in 1999. The increase was due primarily to higher balances of cash, cash equivalents and short and long-term investments as a result of our initial public offering in July 2000, net against increases in interest expense due on borrowings.

Income Taxes

   From inception to September 30, 2000, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit. Because of our limited operating history and our losses incurred to date, management does not believe that the realization of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Therefore, we have recorded a 100% valuation allowance against the deferred income tax assets.

Liquidity and Capital Resources

   On July 28, 2000, we closed our initial public offering of 8,625,000 share of common stock, which included 1,125,000 shares in connection with the exercise of the underwriters' over-allotment option, at $20 per share. We received net proceeds of approximately $158.6 million in cash. Prior to this offering, we have financed our operations from the sale of our preferred and common stock and $750,000 of borrowings under a secured loan agreement. As of September 30, 2000, we had cash, cash equivalents and short-term investments of $140.8 million and $1.5 million available under an equipment lease facility.

   Under a loan agreement, we can borrow up to $750,000. There were no borrowings outstanding under this agreement at September 30, 2000. Loans under this agreement would be collateralized by equipment and other assets. Outstanding borrowings under this agreement would bear interest at the bank's prime rate plus 0.50% per annum. At September 30, 2000, we had capital lease obligations of $372,000.

   The Company has not in the past factored or otherwise assigned its accounts receivable.

   In the first nine months of 2000, net cash used in operating activities was $1.6 million compared to $3.4 million in the comparable period in 1999. Net cash used in operating activities for the first nine months of 2000 and for the comparable period in 1999 was primarily the result of net losses of $47.4 million and $6.2 million, respectively, after adjusting for amortization of deferred stock compensation and warrants of $23.8 million and $1.7 million for the first nine months of 2000 and for the comparable period in 1999.

   Net cash used for investing activities was $54.6 million for the first nine months of 2000 and $2.1 million for the comparable period in 1999. The cash used for investing activities was principally related to the purchase of short and long-term investments, and to purchase computer hardware and software, office furniture and equipment.

   Net cash provided by financing activities was $162.3 million for the first nine months of 2000 and $18.2 million for the comparable period in 1999. The cash provided by financing activities for the first nine months of 2000 was principally related to the net proceeds received from the initial public offering of common stock, net of issuance costs. The cash provided by financing activities for the first nine months of 1999 was principally related to the net proceeds received from the issuance of convertible preferred stock.

   Our liquidity, capital resources and results of operations in any period could be impacted by the exercise of outstanding stock options and warrants. For example, at September 30, 2000, we had outstanding options to purchase 7.3 million shares of our common stock at a weighted average exercise price of $6.35 per share, and had approximately 8.1 million additional shares reserved for future grant under our stock option plans. In addition, we have issued warrants which are now exercisable to purchase 2,445,000 shares of common stock at a weighted average exercise price of $4.94 per share. Accordingly, our liquidity and capital resources may be impacted in future periods by cash proceeds upon exercise of these securities and from securities reserved for future issuance under our stock option plans. In addition, our per share results of operations could also be impacted by the increased number of outstanding shares. However, we cannot predict the timing or amount of proceeds from the exercise of these securities, if they are exercised at all.

   We expect to experience significant growth in our operating expenses for the foreseeable future in order to execute our business plan. As a result, we expect that operating expenses and planned capital expenditures will constitute a material use of our cash balances. In addition, we may use cash to fund acquisitions or invest in other businesses, technologies or product lines. We currently anticipate that our existing cash, investments and credit facilities, will be sufficient to meet our presently anticipated working capital, capital expenditure and business expansion requirements for the next twelve to eighteen months. However, we may require additional funds within this time period. We may seek to raise these additional funds through public or private debt or equity financing to meet these additional working capital requirements. There can be no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders. If adequate funds are not available on acceptable terms, our business and operating results could be adversely affected.

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

   We incurred net losses of $1.6 million for the period from June 5, 1998, our date of inception, through December 31, 1998, $10.9 million for the year ended December 31, 1999 and $47.4 million for the nine months ended September 30, 2000. As of September 30, 2000, we had an accumulated deficit of $59.9 million. We expect to continue to incur losses on both a quarterly and annual basis for the next few years. Moreover, we expect to continue to incur significant sales and marketing and research and development expenses. Further, we will incur substantial stock compensation expense in future periods, which represents non-cash charges incurred due to the issuance of stock options prior to the closing of our initial public offering on July 28, 2000. Therefore, we will need to significantly increase our revenues to achieve and maintain profitability. We may not be able to sustain our recent revenue growth rates or be able to generate sufficient revenues to achieve profitability.

 Because a small number of customers have accounted, and are likely to continue to account, for a substantial portion of our revenues, our revenues could decline due to the loss or delay of a single customer order.

   A relatively small number of customers account for a significant portion of our total revenues. The loss or delay of individual orders could have a significant impact on revenues and operating results. In the three months ended September 30, 2000, sales to three customers accounted for 25% of our total revenues, and in the comparable period in 1999, sales to three customers accounted for 52% of total revenues. We expect that revenues from a limited number of new customers will continue to account for a large percentage of total revenues in future quarters. Our ability to attract new customers will depend on a variety of factors, including the performance, quality, breadth, depth and price of our current and future products. Our failure to add new customers that make significant purchases of our product and services would reduce our future revenues.

   We record as deferred revenues payments from customers that do not meet our revenue recognition policy requirements. Since only a portion of our revenues each quarter is recognized from deferred revenues, our quarterly results will depend primarily upon entering into new contracts to generate revenues for that quarter. New contracts may not result in revenues in the quarter in which the contract was signed and commissions and royalties become payable, and we may not be able to predict accurately when revenues from these contracts will be recognized. Similarly, declines in deferred revenues from prior quarters may disappoint investors and could result in a significant decline in our stock price. We expect the level of our deferred revenues to fluctuate in future periods.

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

   All of our revenues to date have been derived from the licensing of our software product and the sale of related services. For the nine months ended September 30, 2000, 57% of our total revenues were derived from the licensing of our product. Our future revenues will depend, in significant part, on our successful development and license of new and enhanced versions of our product and of other new products. If we are not able to successfully develop new products or these new products do not achieve market acceptance, our revenues would be reduced.

 Our product has a long and variable sales cycle, which makes it difficult to predict our quarterly results and may cause our operating results to vary significantly.

   The period between initial contact with a prospective customer and the licensing of our product varies, but is typically three to seven months. The licensing of our product is often an enterprise-wide decision by our customers that involves a significant commitment of resources by us and the prospective customer. Customers generally consider a wide range of issues before committing to purchase our product, including product benefits, cost and time of implementation, ability to operate with existing and future computer systems and ability to accommodate increased transaction volume and product reliability. As part of the sales process, we spend a significant amount of resources informing prospective customers about the use and benefits of our product, which may not result in a sale, therefore reducing our margins. As a result of this variable and unpredictable sales cycle, our revenues are unpredictable and could vary significantly from quarter to quarter causing our operating results and the number of new customers to vary significantly from quarter to quarter.

 Our failure to develop and maintain strong relationships with systems integrators would harm our ability to market our product, which could reduce future revenues and increase our expenses.

   A portion of our sales are influenced by the recommendation of our product by systems integrators, consulting firms and other third parties that help deploy our product for our customers. Losing the support of these third parties may limit our ability to penetrate our existing or potential markets. These third parties are under no obligation to recommend or support our product and could recommend or give higher priority to the products and services of other companies or to their own products. Our inability to gain the support of systems integrators or a shift by these companies toward favoring competing products could negatively affect our software license and service revenues.

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

   Systems integrators assist our customers with the installation and deployment of our product, in addition to those of our competitors, and perform custom integration of computer systems and software. If we are unable to develop and maintain relationships with systems integrators, we would be required to hire additional personnel to install and maintain our product, which would result in delays in our ability to recognize revenue and higher expenses.

 If our product does not operate with a wide variety of hardware, software and operating systems used by our customers, our revenues would be harmed.

   We currently serve a customer base that uses a wide variety of constantly changing hardware, software applications and operating systems. Our product will only gain broad market acceptance if it can support a wide variety of hardware, software applications and systems. If our product is unable to support a variety of these products, our revenues would be harmed. Our business depends on the following factors, among others:

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

   We have in the past discovered software errors and performance problems with our product after commencement of commercial shipment, and as a result, have experienced injury to our reputation, increased expenses, delays in the shipment of our product and our customers have experienced difficulty in deploying and operating our product.

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

   Since our customers use our product for critical business applications such as e-commerce, any errors, defects or other performance problems of our product could result in damage to the businesses of our customers. Consequently, these customers could delay or withhold payment to us for our software and services, which could result in an increase in our provision for doubtful accounts or an increase in collection cycles for accounts receivable, both of which could disappoint investors and result in a significant decline in our stock price. In addition, these customers could seek significant compensation from us for their losses. Even if unsuccessful, a product liability claim brought against us would likely be time consuming and costly and harm our reputation, and thus our ability to license to new customers. Even if a suit is not brought, correcting errors in our product could increase our expenses.

 We depend on technologies licensed to us by third parties, and the loss or inability to maintain these licenses could prevent or delay sales of our product.

   We license technologies from third party software providers that are incorporated into our product. We anticipate that we will continue to license technologies from third parties in the future. In particular, we license application server technology from BEA Systems, Inc. and we license a rules engine from Blaze Software Inc. that automates the execution of business processes according to criteria set by our customers. The license agreement with BEA expires in July 2003, and the license agreement with Blaze expires in June 2007. We may not be able to renew our license agreements for this software on commercially reasonable terms, if at all. The loss of these technologies or other third-party technologies could prevent sales of our product and increase our costs until substitute technologies, if available, are developed or identified, licensed and successfully integrated into our product. Even if substitute technologies are available, there can be no guarantee that we will be able to license these technologies on commercially reasonable terms, if at all.

 If we fail to introduce new versions and releases of our product in a timely manner, customers may license competing products and our revenues may decline.

   We may fail to introduce or deliver new products on a timely basis, if at all. In the past, we have experienced delays in the commencement of commercial shipments of enhancements to our product. To date, these delays have not had a material impact on our revenues. If we are unable to ship or implement new products or enhancements to our product, including our recently announced version 4.0 of our product, when planned or at all, or fail to achieve timely market acceptance of these new products or enhancements, we may suffer lost sales and could fail to increase our revenues. Our future operating results will depend on demand for our product, including new and enhanced releases that are subsequently introduced.

 We may not successfully enter international markets or generate significant revenues abroad, which could result in slower revenue growth and harm our business.

   To date, we have generated limited revenues from sales outside the United States. We have established a sales office in the United Kingdom and intend to do so elsewhere in Europe, Asia and Latin America. If we fail to sell our product in international markets, we could experience slower revenue growth and our business could be harmed. We anticipate devoting significant resources and management attention to expanding international opportunities. Expanding internationally subjects us to a number of risks, including:

  . greater difficulty in staffing and managing foreign operations;

  . expenses associated with foreign operations and compliance with applicable laws;

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

   We must manage our growth effectively in order to successfully license our product, sell our services and achieve revenue growth and profitability in a rapidly evolving market. Our growth has placed, and will continue to place, a significant strain on our management systems and resources, and we may not be able to effectively manage our growth in the future. We continue to increase the scope of our operations and have added a substantial number of employees. For example, the number of our employees grew from 123 people at December 31, 1999 to 383 people at September 30, 2000. In addition, we need to obtain additional office space in Northern California to accommodate our growth. We may not be able to obtain space at commercially reasonable rates, if at all. For us to effectively manage our growth, we must continue to do the following:

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

   Most of our competitors have greater resources and broader customer relationships than we do. In addition, many of these competitors have extensive knowledge of our industry. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to offer a single solution and increase the ability of their products to address customer needs. To the extent we cannot establish cooperative relationships with other companies in the e-business market that can provide us with greater resources and customer relationships, our business will be harmed.

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

   Our directors, executive officers and holders of 5% or more of our outstanding common stock beneficially owned approximately 60.0% of our outstanding common stock as of September 30, 2000. Monte Zweben, our Chairman, President and Chief Executive Officer, together with related entities, owned approximately 39.5% of our common stock as of this date. These stockholders, acting together, and Mr. Zweben, individually, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and significant corporate transactions, such as mergers or other business combination transactions. This control may delay or prevent a third party from acquiring or merging with us.

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

   Our current stockholders hold a substantial number of shares, which they will be able to sell in the public market in the near future, subject to restrictions under the Securities Act and contracted restrictions with the managing underwriters of our initial public offering. Sales of a substantial number of shares of our common stock within a short period of time after this offering could cause our stock price to fall. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock. A description of the shares eligible for future sale is set forth in our Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on July 24, 2000.

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

   In addition, Section 203 of the Delaware General Corporations Law and the terms of our stock option plans may discourage, delay or prevent a change in control of the Company.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

   Through September 30, 2000, all of our recognized revenues have been denominated in United States dollars and were primarily from customers in the United States. Our exposure to foreign currency exchange rate changes has been immaterial. We expect, however, that future license and service revenues may also be derived from international markets and may be denominated in the currency of the applicable market. In addition, as we expand our international operations and hire personnel in Europe and Asia Pacific, we will have operating expenses denominated in foreign currencies. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of foreign currencies in relation to the United States dollar. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot assure that exchange rate fluctuations will not adversely affect our financial results in the future. Through September 30, 2000, the Company had not engaged in foreign currency hedging activities.

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

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board, (or "FASB"), issued Statement of Financial Accounting Standards, or SFAS, No. 133, entitled Accounting for Derivative Instruments and Hedging Activities. We are required to adopt SFAS No. 133, as amended, for the year ending December 31, 2001. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, the adoption of SFAS No. 133 is not expected to have a material impact on our financial position or results of operations.

   In December 1999, the Securities and Exchange Commission, (or "SEC"), released Staff Accounting Bulletin, or SAB, No. 101, Revenue Recognition in Financial Statements, and amended by SAB No. 101A and SAB No. 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB No. 101B that delayed the implementation of SAB 101 until October 1, 2000. We do not believe that SAB No. 101 will have a material impact on our financial statements.

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

   In general, this Interpretation was effective July 1, 2000. The adoption of Interpretation No. 44 has not had a material effect on our financial position or results of operations.

PART II. OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   On July 28, 2000, we closed our initial public offering of 8,625,000 shares of our common stock, which includes 1,125,000 shares in connection with the exercise of the underwriters' overallotment option, at $20 per share. The managing underwriters in the offering were Goldman Sachs & Co., Dain Rauscher Wessels, Thomas Weisel Partners LLC and U.S. Bancorp Piper Jaffray. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Reg. No. 333-36062) that was declared effective by the SEC on July 24, 2000. The aggregate-offering amount including the overallotment exercise was $172.5 million. We incurred expenses of approximately $13.9 million, of which approximately $12.1 million represented underwriting discounts and commissions and approximately $1.8 million represented other expenses related to the offering.

   Currently, we have placed the net proceeds from the offering principally in short-term, fixed income, investment grade securities. We expect to use the net proceeds from the offering for working capital and general corporate purposes, and to fund increased expenses related to additional personnel in our consulting services, technical support and training organizations; to fund increased expenses related to the expansion of our sales and marketing organization; to fund increased research and development expenses; and to fund increased general and administrative expenses related to the enhancement of our infrastructure to support our growth. In addition, we intend to use the proceeds of our initial public offering to repay existing indebtedness and fund anticipated capital expenditures.

   Simultaneously with the closing of the initial public offering, all of our outstanding convertible preferred stock, par value $0.001 per share, automatically converted into an aggregate of approximately 23.3 million shares of common stock.

   From July 1, 2000 through July 24, 2000, the Company granted options to purchase approximately 1.4 million shares of common stock at a weighted average exercise price of approximately $14.49 per share to employees, consultants and directors under its 2000 Equity Incentive Plan and issued an aggregate of approximately 172,000 shares of its common stock at a weighted average exercise price of approximately $4.20 per share to employees, consultants and directors as a result of exercises of options granted under the 2000 Equity Incentive Plan. These sales were made in reliance on Rule 701 and Section 4(2).

   In connection with the Company's initial public offering, the Company's underwriters required that each of the Company's stockholders or optionholders sign a lock-up agreement which prevents their sale of the Company's stock for 180 days following the initial public offering, except with the consent of the underwriters. These lock-up agreements allow for automatic release of a certain number of shares on October 23, 2000 and November 21, 2000, if certain trading thresholds are met. The trading thresholds were not met for either period and therefore no shares were released from the lock-up agreements on October 23, 2000 and no shares will be released from the lock-up agreement on November 21, 2000. A discussion of the lock-up terms is contained in the Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

   The following exhibits are filed herewith:

 Exhibit
 Number  Exhibit Title
 ------- -------------
  3.1    Fourth Amended and Restated Certificate of Incorporation of
         Registrant.(1)
  3.2    Amended and Restated Bylaws of Registrant.(1)
  3.3    Specimen Stock Certificate.(2)
 10.17   First Amendment to lease between Peninsula Office Park Associates,
         L.P. and Blue Martini Software, Inc., dated May 12, 1999.
 10.18   Second amendment to lease between Peninsula Office Park Associates,
         L.P. and Blue Martini Software, Inc., dated August 5, 1999.
 10.19   Third amendment to lease between Peninsula Office Park Associates,
         L.P. and Blue Martini Software, Inc., dated January 11, 2000.
 10.20   Sublease between Virage, Inc. and Blue Martini Software, Inc., dated
         August 15, 2000.
 10.21   License agreement between Diversified Computer Consultants, LLC and
         Blue Martini Software, Inc., dated September 13, 2000.
 27.1    Financial Data Schedule.

--------
(1) Documents incorporated by reference from the Company's Form 10-Q for the six-month period ended June 30, 2000.

(2) Document incorporated by reference from the Company's Registration Statement on Form S-1, as amended (333-36062)

   (b) Reports on Form 8-K

   No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2000


                                          Blue Martini Software, Inc.
                                          (Registrant)

                                               /s/ John E. Calonico, Jr.
                                          By___________________________________
                                                   John E. Calonico, Jr.
                                              Vice President, Chief Financial
                                                          Officer
                                               (Duly Authorized Officer and
                                               Principal Accounting Officer)