Form 10-K405
period 2000-12-31
BLUE MARTINI SOFTWARE INC
filed 2001-03-21
CIK 1077814

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             -------------------
                                   FORM 10-K
                             -------------------

 X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act --- of 1934

    For the year ended December 31, 2000

                                      OR


__ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


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

               Yes  X       No __
                   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Common Stock on March 1, 2001 as reported on the Nasdaq National Market was approximately $144,706,000.
Shares of Common Stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares outstanding of the registrant's Common Stock as of March 1, 2001 was approximately 69,502,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for Registrant's 2001 Annual Meeting of Stockholders to be held June 7, 2001 are incorporated by reference in Part III of this Form 10-K Report.

                          BLUE MARTINI SOFTWARE, INC.

                                     INDEX


                                                                   Page No.
                                                                   --------
                                    PART I
Item 1.    Business................................................    1

Item 2.    Properties..............................................    8

Item 3.    Legal Proceedings.......................................    8

Item 4.    Submission of Matters to a Vote of Security Holders.....    8


                                    PART II


Item 5.     Market for the Registrant's Common Equity
              and Related Stockholder Matters......................    8

Item 6.     Selected Consolidated Financial Data...................    9

Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................   10

Item 7A.    Quantitative and Qualitative Disclosures About
              Market Risk..........................................   23

Item 8.     Financial Statements and Supplementary Data............   23

Item 9.     Changes in and Disagreements with Accountants
              On Accounting and Financial Disclosure...............   23


                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.....   24

Item 11.    Executive Compensation.................................   25

Item 12.    Security Ownership of Certain Beneficial Owners
              And Management.......................................   25

Item 13.    Certain Relationships and Related Transactions.........   25


                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K..........................................   26

Signatures.........................................................   49

                                     PART I


     This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as "can," "may," "believe," "designed to," "will," "expect," "plan," "anticipate," "estimate," "potential," or "continue," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date thereof, and the Company assumes no obligation to update any forward-looking statement or risk factors.


ITEM 1.   BUSINESS


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

  Blue Martini Software competes in the Electronic Customer Relationship Management (eCRM) market and provides enterprise software applications and services that enable companies to understand, target and interact with customers and channel partners. Our products' analytic capabilities are designed to allow companies to develop insights regarding customer behavior, and then use these insights to provide customers with relevant products, content and offerings. Blue Martini Software's application suite also allow companies to interact with customers and channel partners across multiple "touch points," including, websites, mobile wireless devices, cellular phones, e-mail and online marketplaces.

  Blue Martini Software's comprehensive packaged applications are designed to offer extensive capabilities out-of-the-box, enabling companies to implement eCRM solutions quickly and accelerate their time to benefit. Our application suite are designed to be business-user friendly, allowing non-technical employees to manage the day-to-day online content, campaigns and programs. In addition, our application suite is extensible, thereby allowing developers to create differentiating capabilities.

  Blue Martini Software's target customers include senior sales, marketing, information technology (IT) and service executives in larger, established companies. We primarily target our products to manufacturing, retail, financial services and consumer goods industries. As of December 31, 2000, we had licensed our application suite to 87 customers worldwide.


The Blue Martini Software Solution

  Our application suite and services enable companies to interact more effectively with customers and partners across multiple touch points.

 Our application suite is designed to provide the following benefits to our customers:

  Generate Revenues Through Sales Channels By Coordinating Across Multiple Touch Points. By coordinating interaction across multiple touch points, our application suite enables companies to increase revenues through multiple sales channels, such as stores, call centers, websites and on-line marketplaces. This coordination allows companies to manage competition among sales channels. For example, a customer can browse, compare and purchase products on a company's website and then choose to pick up the items at the company's local store to avoid shipping costs and wait time. Similarly, a business-to-business customer could identify the appropriate product through an e-mail campaign by the seller, then establish mutually agreeable terms with a salesperson on the telephone and subsequently execute recurring transactions on the seller's website according to the negotiated terms.

  Convert Browsers into Long-Term and Profitable Customers. The publishing capabilities of our application suite are designed to enable companies to publish new content rapidly and frequently. Our application suite integrates data analysis capabilities with personalization capabilities that enable companies to specifically target each customer through interactions that are appropriate to the customer's preferences. We believe that this content and personalization attracts more customers to a website and encourages customers to visit more often and stay longer, thus increasing the likelihood of purchases. Additionally, our application suite enables companies to recognize and take advantage of opportunities to sell complementary products or more profitable substitute products, with the goal of increasing the average size of transactions.

  Accelerate Time to Benefit through Rapid Deployment and Updating. Our application suite is designed to enable companies to deploy their Internet-enabled solutions in as little as eight weeks and thus begin generating revenues substantially earlier than would be possible with other solutions. Deployments of in-house developed or third-party point solutions for e-business typically take many months and, in some cases, years to complete. By the time these solutions are deployed, competitors may have already captured the market. Additionally, our application suite enables companies to readily publish fresh content on an ongoing basis and to respond quickly to changing market conditions.

  Reduce Total Cost of Ownership. Our integrated application suite is designed to allow business users, who best know their customers, to manage the content of their websites, freeing up scarce and expensive IT professionals to focus on developing enhancements instead of core website functionality. In addition, because our application suite fully integrates the business-critical functions for conducting business on the Internet, customers should need to dedicate substantially fewer IT resources to development, integration and ongoing maintenance.

  Build and Enhance Brand Equity and Awareness. Our application suite allows companies to interact directly with their customers on a consistent, coordinated and personalized basis irrespective of whether such customer interaction takes place on a website, at a store, through a call center or across online marketplaces. This coordinated approach is designed to enable companies to effectively build and enhance brand equity and awareness across multiple touch points.

  Our application suite features the following characteristics that we believe differentiate it from other software solutions:

  Scalable. Our application suite architecture is designed to support a large number of concurrent users. The application suite may be installed across any number of web and application servers, making it possible to support large amounts of content and products and large numbers of products and concurrent users. Our application suite enables a customer request to be satisfied by the server able to most rapidly fulfill the request.

  Flexible. Our architecture is modular, allowing customers to implement either our entire product or only selected portions critical to their businesses with the option to add our other modules easily and without time-consuming integration. Using a published Applications Programming Interface, or API, website developers can customize the behavior of Internet interactions and extend our business functionality to accommodate their unique business needs.

  Available. Our application suite is designed to enable companies to maintain continuous customer interactions on-line in unstable hardware and networking environments, even as new product catalogs and content are published. If an application server fails, our application suite is designed to continue the customer session on an alternative application server.

  Integrated. The adoption of application software raises several integration issues. Point solutions or internally developed software solutions that are integrated on an ad hoc basis can be difficult to deploy and maintain. Our integrated application suite matches and links operational and analytical capabilities, enabling both deeper analysis and faster reaction times in operations.

Products

  In March 2001, we introduced our Blue Martini 4 suite of software applications. This integrated suite consists of four applications: Blue Martini Channels, Blue Martini Commerce, Blue Martini Marketing and Blue Martini Service.

  Blue Martini Channels. Blue Martini Channels delivers a comprehensive channel management solution designed to maximize revenues through channel partners and online marketplaces. It provides portals that equip resellers with the information and tools they need to sell most effectively. Blue Martini Channels distributes sales leads immediately. It publishes Web-ready catalogs so partners can quickly present compelling information about their products on their website.

The application also allows each company participating in an online marketplace to differentiate their products, helping companies to preserve margins.

  Blue Martini Commerce. Blue Martini Commerce is designed to be a full-featured enterprise e-commerce application for selling directly to businesses and consumers. As a packaged application, it offers significant capabilities out-of-the-box, providing a solid foundation for effective selling. It enables compelling, personalized interactions--increasing conversion rates and order sizes. It allows customers to buy when, where and how they want, including over the Web and through mobile devices. Blue Martini Commerce empowers business staff to manage the day-to-day operations of a website, while providing IT professionals with flexibility to build differentiating extensions. The application can be deployed rapidly, allowing customers to implement their e-commerce strategy on-time and on-budget.

  Blue Martini Marketing. Blue Martini Marketing is designed to be a powerful e-marketing solution that enables companies to target, acquire and retain customers. It allows marketers to segment customers and thus identify profitable strategies. It manages targeted campaigns and personalized offers across multiple touchpoints. The application also supports virtual focus groups that allow marketers to gather quick feedback on new advertising or products. Finally, by producing Web-based access to customer analysis and campaign results, Blue Martini Marketing allows continuous improvement in ongoing campaigns.

  Blue Martini Service. Blue Martini Service is designed to enable high levels of customer service over the phone or over the Web, helping companies to increase revenues and levels of customer satisfaction. It is designed to increase conversion rates and order sizes by equipping customer service representatives (CSRs) with rich product information so they can effectively represent their company's products and close sales. The application also helps convert browsers into buyers by enabling CSRs to collaborate with customers over a company's website. Blue Martini Service enables improved customer satisfaction by empowering CSRs to handle virtually any question or request.
And it reduces implementation costs by seamlessly integrating with other Blue Martini Software applications.

Services

  While our business model focuses on the development and licensing of software, we also offer a comprehensive selection of services to our customers, including professional, technical support and training services, as well as value-added data analysis services.

  Blue Martini Consulting. We offer professional services to our customers for the deployment of our application suite and the integration with third-party software such as customer relationship management, enterprise resource planning and supply chain management systems. Our service professionals work directly with our customers as well as with systems integrators. In addition to working with systems integrators, we have relationships with a number of companies that provide website design as well as systems integration services.

  Blue Martini Support. We offer comprehensive technical support, designed to allow companies to quickly and effectively address technical issues as they arise. We offer two levels of services--Standard and Premium-- allowing our customers to select the most appropriate level for their organization.

  Blue Martini Training. We offer a comprehensive training curriculum designed for systems integrators and customers. Our courses not only train professionals in the use and implementation of our application suite, but also educate business users on key concepts such as personalization and data mining. We have training facilities in Redwood City, California and Chicago, Illinois and also conduct training in various locations throughout Europe.

  Blue Martini Analytic Services. We offer our customers subscription-based, value-added data analysis services. Our Blue Martini Analytic Services process and analyze transaction, clickstream, customer and product data to produce insights that assist our clients to understand, target and interact with their customers. Our dedicated Analytic Services consultants apply state-of-the-art analysis tools such as data mining and visualization based on their extensive experience with e-commerce best practices, information design, target marketing and merchandising. Results are presented to clients in easy- to-understand reports that combine statistics, business rules, customer profiles and plain-English business advice. These reports provide information to enable critical sales and marketing decisions. Our analytic service investigations are performed using the product management, targeting and analysis capabilities of our application suite.

Sales and Marketing

  Our sales strategy is to pursue targeted accounts through a combination of our direct sales force and indirect selling efforts through consulting and systems integrators, platform and infrastructure providers and independent software vendors. Our principal target accounts consist of large, traditional companies. These accounts include companies in the retail, manufacturing, financial services and consumer goods industries.

  As of December 31, 2000, our worldwide direct sales organization consisted of 95 managers, account executives, product consultants and business development
professionals.   Our sales force works closely with customers to identify
client-specific requirements and to tailor appropriate and flexible solutions. We have sales representatives throughout the United States and Europe, and recently we began to assign sales resources to the Asian market. We intend to increase the size of our direct sales force domestically and internationally.

  Our direct sales force is complemented by the efforts of our Alliance Program members. Our Alliance Partners have substantial influence with prospective clients in terms of the selection of software and applications providers, and are a significant source of lead generation for us. We intend to augment the number of market segments and the geographies in which we operate by expanding our relationships with our alliance program members, adding additional partners and opening other channels such as entering relationships with application service providers to reach mid market companies.

  As of December 31, 2000, our marketing organization consisted of 42 professionals. Marketing efforts include management of alliances, as well as corporate, industry and product marketing.

Research and Development

  Since inception, we have devoted significant resources to develop our products and technology. We believe that our future success will depend in large part on a strong development effort that enhances and extends the features of our application suite. Our product development organization is responsible for product architecture and technology, engineering, quality and production.

  As of December 31, 2000, we had 91 employees engaged in research and development and quality assurance. For the years ended December 31, 1999 and 2000, our research and development expenses totaled $7.1 million and $21.3 million, respectively. We expect to continue to devote substantial resources to our research and development activities.

Alliances

  Our alliances include those with consulting and system integrator firms
(CSIs), independent software vendors (ISVs), and platform and infrastructure providers (PIs). Many alliances are terminable at will upon thirty days' notice by either party.

  Consulting and System Integrators (CSI). CSI alliance members lead the integration projects at our customer sites. We offer CSI alliance members benefits such as discounted training fees, assigned or dedicated account managers, participation in joint marketing activities, access to our software, and the opportunity to participate in joint development projects for specific industry verticals. In addition, we have programs in place with certain members that provide bonuses for customer referrals. In return, CSI alliance members pay a fee, commit to train their consultants, and participate with us in marketing activities. Our CSI alliance members help us develop customer relationships, and similarly we recommend our CSI alliance members to our customers. Our customers pay us directly for our application suite and pay our CSI alliance members directly for their services. By recruiting, training, and managing personnel deploying our software, CSI alliance members permit us to focus on developing and distributing our application suite and on providing additional technical expertise periodically required during consulting service engagements. Our CSI alliance members include Accenture (formerly Anderson Consulting), Answerthink, Inc., Arthur Andersen LLP, Axion Solutions, Cap Gemini Ernst & Young, Deloitte Consulting, eForce, Emerald Solutions, Inc., Headstrong, Iconixx, Inforte Corporation, iXL, marchFIRST, Inc., Plaut Consulting, Inc., Techna, Viant Corporation and Xpedior Corp., as well as others.

  Independent Software Vendors (ISV). Our ISV alliance members deliver software products that complement our application suite. Their offerings include fulfillment, transportation management, product configuration, assisted selling, content enhancement, marketplace infrastructure and customer relationship management software. In addition, we partner with vertically focused ISVs to enhance our application suite' applicability in retail, manufacturing, consumer
goods and financial services markets.   Our ISV alliance members help us to
develop customer relationships, and similarly we recommend our independent software vendor alliance members to our customers. Our customers pay directly for our application suite and pay our ISV alliance members directly for their products. Our ISV program facilitates the delivery of packaged adapters that connect the Blue Martini application suite to our alliance members' software. Delivery of packaged adapters requires software development at the outset as well as validation of the packaged software for each release of our application suite. Our ISV alliance members include Apropos Technology, Inc., ClearCommerce Corp., Commerce One, Inc., CommercialWare, Inc., Cybrant Corp., Found, Inc., Industri-Matematik International Corp (IMI), Interwoven, Inc., Macromedia, Inc., Selectica, Inc., TrueSpectra, Inc., 360Commerce, Inc. and Yantra Corporation, as well as others.

  Platform and Infrastructure (PI). Our PI alliance members provide our customers with the hardware and software infrastructure used for the deployment of our application suite. Our PI alliance members sell hardware, operating systems, database products, and software services. We perform the software development work necessary to ensure that our software supports the platforms of our PI alliance members. Our customers pay us directly for our application suite and pay our PI alliance members directly for their products and services. Our PI alliance members include Acxiom Corp., Akamai Technologies, Inc. and Hewlett-Packard Company, as well as others.

Technology

  Our application suite incorporates technologies for data analysis, visualization, personalization and workflow. Our engineering staff has developed software that can respond rapidly without interruption to large numbers of concurrent customers. Our application suite incorporates technologies including a Java application server, full-text retrieval software, rules induction software, rules execution software, a workflow system, data transformation software, visualization libraries and a reporting system.

  Our application suite is built upon a three-tiered architecture designed to deliver consistent, high performance operation in an uncertain environment where demand imbalances and equipment failures are common. We use non-proprietary software standards, including XML, Microsoft's COM, CORBA, IBM's MQ Series and Java's EJB. Website requests are handled by a layer of web servers. These web servers return and cache static content but forward dynamic web requests to a layer of application servers. These application servers execute business logic that typically requires access to data stored in read-only catalog databases.
To improve performance, our architecture automatically caches catalog and session data in memory to avoid slow database access. These catalog databases can also be replicated to further improve support for large numbers of customers without interruption. Customers can easily handle increased website volume by adding any combination of web, application or database servers. Read-write transaction databases record customer transactions as well as updates to end customer profiles.

  Our software is developed in the Java programming language to take advantage of the graphical user interface and functional libraries available in Java, as well as the speed of development made possible by other Java features such as pointer-less references and automatic memory management.

International Sales Capabilities

  We currently have sales offices in Australia, Hong Kong, Japan, United Kingdom, Germany, Netherlands, Sweden, Canada, France and the United States. We intend to further expand our international sales and marketing capabilities by increasing the size of our direct sales and marketing organizations in major markets, and by continuing to develop our partner relationships. As market conditions warrant, we intend to increase our direct sales and marketing activities worldwide.

  During 2000, no individual customer accounted for more than 10% of revenues. International sales for 2000 were $13.8 million and represented 19% of our total revenues for the year.

Competition

  The market for our product is intensely competitive, evolving and subject to rapid technological change. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could reduce our future revenues or earnings. The intensity of competition is expected to increase in the future. Our current competitors include:

     . Point Application Vendors. We compete with providers of stand-alone point solutions such as BroadVision, Inc., E.piphany, Inc., Interwoven, Inc. and Vignette Corporation.

     . Component Vendors. We compete with component vendors such as Art
       Technology Group, Inc., BEA Systems, Inc., IBM and Microsoft Corporation.

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

  Many of our competitors have greater resources and broader alliance and customer relationships than we do. In addition, many of these competitors have extensive knowledge of our industry. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to offer a single solution and increase the ability of their products to address customer needs. Furthermore, our competitors may combine with each other and other companies may enter our markets by acquiring or entering into strategic relationships with our competitors.

  We believe that the principal competitive factors affecting our market include:

  .  product functionality and features;

  .  availability of global support;

  .  incumbency of vendors;

  .  relationship with system integrators;

  .  coverage of direct sales force;

  .  ease and speed of product implementation;

  .  vendor and product reputation;

  .  financial condition of eCRM vendors;

  .  ability of products to support large numbers of concurrent users; and

  .  price.

  Although we believe that we currently compete favorably with respect to most of these factors, our market is relatively new and is evolving rapidly. We may not be able to maintain our competitive position against current and potential competitors, especially those with greater financial, sales, marketing, professional services, technical support, training and other resources.

Intellectual Property and Other Proprietary Rights

  Our success depends in part on the development and protection of the proprietary aspects of our technology as well as our ability to operate without infringing on the proprietary rights of others. To protect our proprietary technology, we rely primarily on a combination of trade secret, copyright, trademark and patent laws, as well as confidentiality procedures and contractual restrictions.

  We license technologies from several software providers that are incorporated in our product. We anticipate that we will continue to license technology from third parties in the future. In particular, we license application server technology from BEA Systems, Inc. and we license a rules engine from Blaze Software Inc. that automates the execution of business processes according to criteria set by our customers. The license agreement with BEA expires in July 2003 and the license agreement with Blaze expires in June 2007. We may not be able to renew our licenses for these technologies on commercially reasonable terms, if at all. The loss of these technologies or other technologies that we license could prevent sales of our product and increase our costs until substitute technologies, if available, are developed or identified, licensed and successfully integrated into our product. Even if substitute technologies are available, there can be no guarantee that we will be able to license these technologies on commercially reasonable terms, if at all.

  We license the modules of our application suite and require our customers to enter into license agreements that impose restrictions on their ability to reproduce, distribute and utilize the modules. In addition, we seek to avoid disclosure of our trade secrets through a number of means, including but not limited to, generally restricting access to our source code and object code and requiring those entities and persons with access to our proprietary information to agree to confidentiality terms which restrict their use and disclosure. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We cannot assure you that any of our proprietary rights with respect to our applications will be viable, or of value, in the future since the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

  We have no issued patents. We presently have two United States patent applications pending. It is possible that either or both of the patents that we have applied for will not be issued, and even if issued, that either or both may be successfully defended. It is also possible that we may not develop proprietary products or technologies that are patentable, that any patent issued to us may not provide us with any competitive advantages or that the patents of others will harm our ability to do business.

  Despite our efforts to protect our proprietary rights and technology, unauthorized parties may attempt to copy aspects of our products or obtain the source code to our software or use other information that we regard as proprietary or could develop software competitive to ours. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software exists, software piracy may be or become a problem. Our means of protecting our proprietary rights may not be adequate, and our competitors may independently develop similar technology or duplicate our product. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such resulting litigation could result in substantial costs and diversion of resources which could have a material adverse effect on our business, operating results and financial condition.

  It is possible that in the future, a third party may bring suit claiming that we or our current or future products infringe their patents, trade secrets or copyrights. Any claims, with our without merit, could be costly and time-consuming to defend, divert our management's attention or cause product delays. We have no patents that we could use defensively against any company bringing such a claim. If our product was found to infringe a third party's proprietary rights, we could be required to enter into royalty or licensing agreements to be able to sell our product. Royalty and licensing agreements, if required, may not be available on terms acceptable to us, if at all, which could harm our business.

Employees

  As of December 31, 2000, we had 473 full-time employees, of whom 443 were based in North America and 30 were based in Europe. Of these employees, 137 were in sales and marketing, 91 were in product development, 188 were in professional services, technical support and training and 57 were in finance, human resources, legal, information systems and administrative functions. Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage. We believe our employee relations are good.

ITEM 2.   PROPERTIES

  Our principal administrative, research and development, sales, consulting and marketing activities are conducted in 76,000 square feet of leased space in San Mateo, California. Approximately 32,000 square feet of this leased space expires in 2002, with the remainder expiring in 2005 and 2006. Our training facilities are located in leased space in Redwood City, California and Chicago, Illinois. The leases for the training facilities expire in 2003. We have additional domestic sales offices located throughout the United States. Our European headquarters is located in leased space in Maidenhead, United Kingdom. We also lease offices in various cities in Europe and Asia to support our worldwide sales organization.


ITEM 3.  LEGAL PROCEEDINGS

 None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2000.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

 (a) Our common stock is listed on the Nasdaq National Market under the symbol "BLUE".

  Following our initial public offering on July 25, 2000, the following high and low closing sales prices were reported by Nasdaq in each period indicated:

                                               High     Low
                                               ----     ---
 Year Ended December 31, 2000:
     Fourth quarter                           $41.69  $ 7.00
     Third quarter (from July 25, 2000)       $69.75  $30.13

  The reported last sale price of our common stock on the Nasdaq National Market on March 19, 2001 was $2.75. The approximate number of holders of record of the shares of our common stock was 386 as of March 7, 2001. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record. We estimate that the number of beneficial stockholders of the shares of our common stock as of March 7, 2001 was approximately 13,600.

  We have not paid any cash dividends on our capital stock. We currently intend to retain our earnings to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

  (b) There has been no change to the disclosure contained in our report on Form 10-Q for the nine month period ended September 30, 2000 regarding the use of proceeds generated by our initial public offering.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected consolidated financial data is derived from our consolidated financial statements. This data should be read in conjunction with
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of Blue Martini Software, Inc. and the notes to consolidated financial statements included elsewhere in this annual report.

                                                                   June 5, 1998       Year Ended
                                                                  (Inception) to     December 31,
                                                                    December 31,  -------------------
                                                                       1998         1999       2000
                                                                     --------     --------   --------
                                                                  (In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
 License.......................................................      $    --      $  7,205   $ 42,650
 Service.......................................................           --         4,027     31,601
                                                                     -------      --------   --------
  Total revenues...............................................           --        11,232     74,251
                                                                     -------      --------   --------
Cost of revenues:
 License.......................................................           --           719      3,754
 Service.......................................................           --         5,480     41,868
                                                                     -------      --------   --------
  Total cost of revenues.......................................           --         6,199     45,622
                                                                     -------      --------   --------
  Gross profit.................................................           --         5,033     28,629
                                                                     -------      --------   --------
Operating expenses:
 Sales and marketing...........................................          725         7,736     52,961
 Research and development......................................          562         7,076     21,277
 General and administrative....................................          310         1,348     21,223
                                                                     -------      --------   --------
  Total operating expenses.....................................        1,597        16,160     95,461
                                                                     -------      --------   --------
  Loss from operations.........................................       (1,597)      (11,127)   (66,832)
Interest income and other, net.................................           15           253      4,745
                                                                     -------      --------   --------
  Net loss.....................................................      $(1,582)     $(10,874)  $(62,087)
                                                                     =======      ========   ========
Basic and diluted net loss per common share....................       $(0.07)       $(0.47)    $(1.52)
                                                                     =======      ========   ========
Shares used in computing basic and diluted net
loss per common share..........................................       22,000        22,964     40,870
                                                                     =======      ========   ========

                                                                                 December 31,
                                                                     --------------------------------
                                                                       1998         1999        2000
                                                                     --------     --------   --------
                                                                               (In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments                    $   261      $ 12,924   $102,284
Working capital                                                           53         7,708     78,274
Total assets                                                             742        20,360    188,298
Long-term obligations, less current portion                               39           544        117
Total stockholders' equity                                               317        10,295    144,645

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion of the financial condition and results of operations of Blue Martini Software should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and notes thereto.

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

  We develop, market and support a suite of eCRM applications that help companies to understand, target and interact with their customers and business partners. The application suite, Blue Martini 4, consists of four modules that can be used individually or integrated as a complete business suite for managing catalogs, content, transactions, analysis and personalization. Following the initial release of our product, we substantially increased spending on consulting services, technical support, training, sales and marketing organizations. We have incurred significant losses since inception, and as of December 31, 2000, we had an accumulated deficit of $74.5 million.

  Our revenues are derived from the licensing of our application suite and the sale of related services. The license agreement for our application suite typically provides for an initial fee to use the software in perpetuity. License revenues are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable, assuming no significant future obligations or customer acceptance rights exist. If an acceptance period is contractually provided, revenues are recognized upon the earlier of customer acceptance or the expiration of that period. In instances where delivery is electronic and all other criteria for revenue recognition have been achieved, the product is considered to have been delivered when the customer either takes possession by downloading the software or the access code to download the software has been provided to the customer. Payments received in advance of revenue recognition are recorded as deferred revenues.

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

  We market our application suite through a direct sales force. We also engage in alliances with systems integrators and technology vendors to assist us in marketing and selling our application suite and related services. While our revenues to date have been derived principally from customers in the United States, international revenues accounted for 19% of our revenues for the year ended December 31, 2000. We believe international revenues will represent a significant portion of our total revenues in the future but may fluctuate as a percentage of revenues in the near term as we build out our international presence. Although we have a limited operating history, we believe that our quarterly operating results may experience seasonal fluctuations. For instance, quarterly results may fluctuate based on our customers' fiscal year, budgeting cycles, sales incentive plans, slow summer purchasing patterns and general economic conditions in markets where we conduct business.

  To date, we have derived a significant portion of our revenues from a small number of customers. No single customer accounted for more than 10% of our total revenues for the year ended December 31, 2000. Sales to three customers individually represented 19%, 19% and 10% of our total revenues in 1999. While we do not anticipate that any one customer will represent more than 10% of total revenues in 2001, we do expect that a limited number of customers will continue to account for a substantial portion of our license revenues in a given quarter. As a result, if we lose a major customer or if anticipated significant license contracts are delayed or cancelled, our revenues and operating results in a particular quarterly period would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period. If we fail to obtain a significant number of new customers or additional orders from existing customers in any period, our business and operating results would be harmed.

  We believe our success requires expanding our customer base, growing our relationships with consulting and system integrator partners, continuing to enhance our application suite and growing our professional services, sales, technical support and training organizations. There can be no assurance that we will be successful in accomplishing any of these goals. We expect that our operating expenses will increase to the extent we invest to expand our sales and marketing operations worldwide, fund greater levels of research and development, grow our global professional services, technical support and training organizations and expand our related infrastructure. As a result of anticipated increases in our operating expenses, we expect to continue to incur net losses both on a quarterly and annual basis for the foreseeable future. Our operating expenses are based in part on our expectations of future revenues and are relatively fixed in the short term. As such, a delay in completion of new customer license contracts or the recognition of revenues from one or more license contracts could cause significant variations in our operating results from quarter to quarter and could result in net losses in a given quarter being greater than expected.


Results of Operations

  The following table presents selected financial data for the periods indicated as a percentage of total revenues:

                                                    Year Ended
                                                   December 31,
                                                  --------------
                                                   1999    2000
                                                  ------  ------
 Revenues:
   License......................................     64 %    57 %
   Service......................................     36      43
                                                   ----    ----
     Total revenues.............................    100     100
                                                   ----    ----
 Cost of revenues:
   License......................................      6       5
   Service......................................     49      56
                                                   ----    ----
     Total cost of revenues.....................     55      61
                                                   ----    ----
     Gross profit...............................     45      39
                                                   ----    ----
 Operating expenses:
   Sales and marketing..........................     69      71
   Research and development.....................     63      29
   General and administrative...................     12      29
                                                   ----    ----
     Total operating expenses...................    144     129
                                                   ----    ----
     Loss from operations.......................    (99)    (90)
 Interest income and other, net.................      2       6
                                                   ----    ----
     Net loss...................................    (97)%   (84)%
                                                   ====    ====

Revenues

  License. Our first software product was commercially released in late March 1999, and we recognized no license revenues before that date. License revenues increased from $7.2 million for the year ended December 31, 1999 to $42.7 million for the year ended December 31, 2000. The increase in license revenues in 2000 as compared to 1999 was due to an increase in software licenses to new customers.

  Service. Service revenues increased from $4.0 million in 1999 to $31.6 million in 2000. The increase in service revenues in 2000 as compared to 1999 was due to an increase in the number of consulting service engagements and customer maintenance agreements, as well as an increase in training revenues. We expect that our service revenues will fluctuate as a percentage of total revenues as we build our professional services staff in the near term, and then decrease as a percentage of total revenues over the long term as systems integrators and other professional services organizations provide the consulting services, technical support and training that we currently provide. Service revenues will also fluctuate in response to the level of license agreements entered into with new and existing customers.

Cost of Revenues


  License. Cost of license revenues consists of royalties payable to third parties and amortization of purchased intangibles for software that is either embedded in or bundled with our products. Cost of license revenues increased from $719,000 in 1999 to $3.8 million in 2000. These amounts represented 10% of license revenues in 1999 and 9% in 2000. The increase in cost of license revenues in absolute dollars in 2000 compared to 1999 was principally the result of growth in license revenues resulting in increased royalties payable to third parties. We expect cost of license revenues will increase in absolute dollars in the future due to higher royalties payable to third parties as a result of anticipated growth in license revenues. To the extent license revenues increase, we expect cost of license revenues to decline slightly as a percentage of license revenues as a result of royalty agreements that typically contain declining royalty rates.

  Service. Cost of service revenues consists primarily of salaries and other personnel-related expenses, amortization of deferred stock compensation, as well as depreciation of equipment used to provide consulting services, technical support and training. Cost of service revenues increased from $5.5 million in 1999 to $41.9 million in 2000. These amounts represented 136% and 133% of service revenues for these periods. The increase in absolute dollars in 2000 as compared to 1999 resulted from the expansion of our consulting services, technical support and training organizations to support the growth in new licenses and increased amortization of deferred stock compensation. While cost of services, when expressed as a percentage of related service revenues, may fluctuate in the near term, we expect this percentage to decrease over time due to higher productivity of our consulting services organizations and economies of scale.


Operating Expenses

  Sales and Marketing. Sales and marketing expenses consist primarily of costs of our direct sales and marketing personnel, amortization of deferred stock compensation, as well as costs of marketing programs including trade shows, advertisements, promotional activities and media events. Sales and marketing expenses increased from $7.7 million in 1999 to $53.0 million in 2000. The increase in 2000 as compared to 1999 was primarily attributable to an increase in sales and marketing personnel expenses, including higher commissions to sales personnel associated with increased revenues and increased spending for marketing and advertising programs. Additionally, amortization of deferred stock compensation accounted for an increase in sales and marketing expense in 2000 as compared to 1999.

  In April 2000, we entered into a non-exclusive marketing and business development agreement with a systems integrator to promote and market our product in Europe, the Middle East and Africa. As part of this marketing agreement, we issued a warrant to purchase 2,400,000 shares of our common stock at an exercise price of $5.00 per share. The warrant is fully vested and non-forfeitable and is exercisable at the end of eight years and can be exercised sooner upon the achievement of performance milestones during the first four years of the marketing agreement. The fair value of this warrant based on an independent valuation was $13.8 million. The value of this warrant is being amortized over the four-year term of the marketing agreement and included as a non-cash component of marketing and sales expense in our consolidated statement of operations. Amortization expense for the year ended December 31, 2000 was $2.3 million.

  Research and Development. Research and development expenses consist primarily of salaries and related expenses for engineering personnel, amortization of deferred stock compensation, costs of contractors and depreciation of equipment used in the development of our software product. To date, we have expensed all internal software development costs as incurred.

  Research and development expenses increased from $7.1 million in 1999 to $21.3 million in 2000. The growth in expenses in 2000 as compared to 1999 was primarily due to an increase in personnel-related expenses resulting from the addition of engineering personnel to support the development and enhancement of our products and an increase in the amortization of deferred stock compensation.

  General and Administrative. General and administrative expenses include costs associated with our finance, human resources, legal, information systems and other administrative functions and consist principally of amortization of deferred stock compensation, salaries and related expenses, professional fees, provisions for doubtful accounts and equipment depreciation. General and administrative expenses increased from $1.3 million in 1999 to $21.2 million in 2000. The increase in expenses in 2000 as compared to 1999 was attributable to amortization of deferred stock compensation, expenses for administrative personnel, professional fees and an increase in the provision for doubtful accounts.

  Stock Compensation. Deferred stock compensation represents the difference between the exercise price of stock option grants to employees and the deemed fair value of our common stock at the time of those grants. We recorded deferred stock compensation of $2.2 million for the period from inception to December 31, 1998, $10.4 million in 1999 and $50.6 million in 2000. We are amortizing deferred stock compensation to expense over the period during which the stock options vest, generally four years, using an accelerated method allowed by generally accepted accounting principles. Such amortization amounted to $528,000 for the period from inception to December 31, 1998, $3.2 million in 1999 and $29.0 million in 2000.

  During 1999 and 2000, we granted and immediately vested, stock options to non-employees. In connection with these grants, we recorded non-cash compensation expense of $47,000 in 1999 and $1.6 million in 2000. This reflects the fair value of these stock options based on the Black-Scholes option pricing model.

  The amortization of deferred stock compensation, combined with the expense associated with stock options granted to non-employees, relates to the following items in the accompanying consolidated statement of operations (in thousands):

                                                     June 5, 1998        Year Ended
                                                    (Inception) to      December 31,
                                                     December 31,  ---------------------
                                                        1998        1999           2000
                                                       ------      ------        -------
     Cost of revenues..............................    $  --       $  436        $ 7,192
     Sales and marketing...........................      332        1,398          7,001
     Research and development......................       91        1,088          6,606
     General and administrative....................      105          276          9,772
                                                       -----       ------        -------
                                                       $ 528       $3,198        $30,571
                                                       =====       ======        =======

  Amortization of deferred stock compensation is estimated to total $19.5 million for 2001, $8.4 million for 2002, $2.9 million for 2003 and $0.2 million for 2004. Amortization of deferred stock compensation will be reduced in future periods to the extent options are terminated prior to full vesting.

Interest Income and Other, Net

  Interest income and other, net consists of interest income from cash, cash equivalents and available-for-sale short and long-term investments, partially offset by amortization of a warrant issued in connection with lease financing and interest expense associated with capital leases and bank borrowings. Interest income and other, net increased from $253,000 in 1999 to $4.7 million in 2000. The increase was due primarily to higher balances of cash, cash equivalents and short and long-term investments as a result of our initial public offering in July 2000.

Income Taxes

  From inception to December 31, 2000, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit. As of December 31, 2000, we had approximately $21.0 million of federal and $15.7 million of state net operating loss carryforwards to offset future taxable income. The federal and state tax net operating loss carryforwards are available to reduce future taxable income and expire at various dates through 2020 and 2010, respectively. Because of our limited operating history, our losses incurred to date and the difficulty in accurately forecasting our future results, management does not believe that the realization of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Therefore, we have recorded a 100% valuation allowance against the deferred income tax assets. See Note 9 of the notes to our consolidated financial statements. Significant future changes in our share ownership, as defined in the Tax Reform Act of 1986 and similar state provisions, may restrict the utilization of these carryforwards.

Quarterly Results of Operations

  The following tables set forth consolidated statement of operations data for 1999 and 2000. This information has been derived from our unaudited quarterly consolidated financial statements that, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information. We have experienced and expect to continue to experience fluctuations in operating results from quarter to quarter. We incurred net losses in each quarter since inception and expect to continue to incur losses in the foreseeable future. You should not draw any conclusions about our future results from the results of our operations for any quarter, as quarterly results are not indicative of the results for a full fiscal year or any other period.

                                                            Three Months Ended
                                                -------------------------------------------
                                                 Mar. 31,   June 30,   Sept. 30,   Dec. 31,
                                                  1999        1999        1999       1999
                                                ---------  ---------  ----------  ---------
                                                              (In thousands)
Revenues:
 License...................................     $     25   $  1,066    $  1,934   $  4,180
 Service...................................          216        410       1,661      1,740
                                                --------   --------    --------   --------
  Total revenues...........................          241      1,476       3,595      5,920
                                                --------   --------    --------   --------
Cost of revenues:
 License...................................            3        214         170        332
 Service...................................          117        353       1,824      3,186
                                                --------   --------    --------   --------
  Total cost of revenues...................          120        567       1,994      3,518
                                                --------   --------    --------   --------
  Gross profit.............................          121        909       1,601      2,402
                                                --------   --------    --------   --------
Operating expenses:
 Sales and marketing.......................          524        935       2,133      4,144
 Research and development..................          994      1,587       1,951      2,544
 General and administrative................          247        314         315        472
                                                --------   --------    --------   --------
  Total operating expenses.................        1,765      2,836       4,399      7,160
                                                --------   --------    --------   --------
  Loss from operations.....................       (1,644)    (1,927)     (2,798)    (4,758)
Interest income and other, net.............           31         13          97        112
                                                --------   --------    --------   --------
  Net loss.................................     $ (1,613)  $ (1,914)   $ (2,701)  $ (4,646)
                                                ========   ========    ========   ========

                                                            Three Months Ended
                                                ------------------------------------------
                                                Mar. 31,   June 30,   Sept. 30,   Dec. 31,
                                                  2000       2000        2000       2000
                                                --------   --------    --------   --------
Revenues:
 License...................................     $  6,070   $  8,421    $ 11,966   $ 16,193
 Service...................................        4,611      6,599       9,053     11,338
                                                --------   --------    --------   --------
  Total revenues...........................       10,681     15,020      21,019     27,531
                                                --------   --------    --------   --------
Cost of revenues:
 License...................................          561        751       1,025      1,417
 Service...................................        6,237     10,464      11,594     13,573
                                                --------   --------    --------   --------
  Total cost of revenues...................        6,798     11,215      12,619     14,990
                                                --------   --------    --------   --------
  Gross profit.............................        3,883      3,805       8,400     12,541
                                                --------   --------    --------   --------
Operating expenses:
 Sales and marketing.......................        8,580     12,847      14,821     16,713
 Research and development..................        4,402      4,914       5,835      6,126
 General and administrative................        2,528      5,407       6,151      7,137
                                                --------   --------    --------   --------
  Total operating expenses.................       15,510     23,168      26,807     29,976
                                                --------   --------    --------   --------
  Loss from operations.....................      (11,627)   (19,363)    (18,407)   (17,435)
Interest income and other, net.............           60         79       1,827      2,779
                                                --------   --------    --------   --------
  Net loss.................................     $(11,567)  $(19,284)   $(16,580)  $(14,656)
                                                ========   ========    ========   ========

     Our revenues and operating results are likely to vary significantly from quarter to quarter. A number of factors are likely to cause these variations including:


 .    demand for our product and services;

 .    the timing of sales of our product and services;

 .    the timing of customer orders, customer budget cycles and product implementations;

 .    unexpected delays in introducing new products, product enhancements and services;

 .    general economic conditions in the markets where we conduct business;

 .    the introduction of competing products;

 .    increased expenses related to sales and marketing, professional services, product development, technical support or administration;

 .    availability of financing sources for our customers;

 .    the mix of license and service revenues;

 .    the rate of international expansion;

 .    non-renewal of service agreements;

 .    changes in our pricing policies or those of our competitors;

 .    changes in our sales compensation and incentive plans;

 .    the rate at which new sales personnel become productive;

 .    changes in our strategy; and

 .    costs related to possible acquisitions of technologies or businesses.

     Accordingly, quarter-to-quarter comparisons of our operating results are not necessarily meaningful and investors should not rely on the results of one quarter as an indicator of our future performance.

     We have significantly increased our operating expenses to expand our sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden professional services, technical support and training and improve operational and financial systems. If our revenues do not increase along with these expenses, our business, operating results or financial condition could be harmed and net losses in a given quarter would be greater than expected.

     Although we have a limited operating history, we believe that our quarterly operating results may experience seasonal fluctuations. For instance, quarterly results may fluctuate based on our clients' calendar year budgeting cycles and slow summer purchasing patterns.

Liquidity and Capital Resources

     On July 28, 2000, we closed our initial public offering of 8,625,000 shares of common stock, which included 1,125,000 shares in connection with the exercise of the underwriters' over-allotment option, at $20 per share. We received net proceeds of approximately $158.4 million in cash. Prior to this offering, we had financed our operations from the sale of our preferred and common stock and $750,000 of borrowings under a secured loan agreement. As of December 31, 2000, we had cash, cash equivalents and investments of $153.7 million.

     During 2000, net cash used in operating activities was $10.2 million compared to $2.3 million in 1999. Net cash used in operating activities in 1999 and 2000 was primarily the result of net losses of $10.9 million in 1999 and $62.1 million in 2000, after adjusting for amortization of deferred stock compensation and warrants of $3.2 million in 1999 and $33.1 million in 2000.

    Net cash used for investing activities was $5.9 million in 1999 and $122.3 million in 2000. The cash used for investing activities was principally related to the purchase of short and long-term investments and to purchase property and equipment.

     Net cash provided by financing activities was $18.3 million in 1999 and $162.2 million in 2000. The cash provided by financing activities in 2000 was principally related to the net proceeds received from the initial public offering of our common stock, net of issuance costs. The cash provided by financing activities in 1999 was principally related to the net proceeds received from the issuance of convertible preferred stock.

     Our liquidity, capital resources and results of operations in any period could be impacted by the exercise of outstanding stock options and warrants. For example, at December 31, 2000, we had outstanding options to purchase 8.7 million shares of our common stock at a weighted average exercise price of $8.86 per share, and had approximately 10.7 million additional shares reserved for future grant under our stock option and employee stock purchase plans. In addition, we have issued warrants that are now exercisable to purchase 2,445,000 shares of common stock at a weighted average exercise price of $4.94 per share. Accordingly, our liquidity and capital resources may be impacted in future periods by cash proceeds upon exercise of these securities and from securities reserved for future issuance under our stock option plans. In addition, our per share results of operations could also be impacted by the increased number of outstanding shares. However, we cannot predict the timing or amount of proceeds from the exercise of these securities, if they are exercised at all.

     We expect to experience growth in our operating expenses for the foreseeable future in order to execute our business plan. As a result, we expect that operating expenses and planned capital expenditures will constitute a material use of our cash balances. In addition, we may use cash to fund acquisitions or invest in other businesses, technologies or product lines. We currently anticipate that our existing cash and investments will be sufficient to meet our presently anticipated working capital, capital expenditure and business expansion requirements for 2001. However, we may require additional funds either within this time period or at some future date. We may seek to raise these additional funds through public or private debt or equity financing to meet these additional working capital requirements. There can be no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders. If adequate funds are not available on acceptable terms, our business and operating results could be adversely affected. If we were to seek additional financing today, we do not believe it would be available on reasonable terms.


Factors That May Impact Future Operating Results
------------------------------------------------

Our short operating history makes it difficult to evaluate our business and prospects.

     You must consider our business and prospects given the risks, expenses and challenges we might encounter because we are at an early stage of development in a new and rapidly evolving market. We were founded in June 1998 and licensed our first software product in late March 1999, and our sales and service organizations are new. Due to our short operating history, our future financial performance is not predictable and may not meet analyst projections for revenues or other operating results, thereby disappointing investors and resulting in a significant decline in our stock price.

We have incurred losses during our operating history and expect losses to continue for the foreseeable future and we may not achieve or maintain profitability.

     We incurred net losses of $1.6 million for the period from June 5, 1998, our date of inception, through December 31, 1998, $10.9 million for the year ended December 31, 1999 and $62.1 million for the year ended December 31, 2000. As of December 31, 2000, we had an accumulated deficit of $74.5 million. We expect to continue to incur losses on both a quarterly and annual basis for the foreseeable future. Moreover, we expect to continue to incur significant sales and marketing and research and development expenses. Further, we will incur substantial stock compensation expense in future periods, which represents non-cash charges incurred due to the issuance of stock options prior to the closing of our initial public offering on July 28, 2000. Therefore, we will need to significantly increase our revenues to achieve and maintain profitability. We may not be able to sustain our recent revenue growth rates or be able to generate sufficient revenues to achieve profitability.

Our product has a long and variable sales cycle, which makes it difficult to predict our future results and may cause our operating results to vary significantly.

     Our revenues and results of operations are difficult to predict and may fluctuate substantially from quarter to quarter. In particular, license revenues in any quarter depend substantially upon our level of license agreements and service engagements with customers and our ability to recognize revenues in that quarter in accordance with our revenue recognition policy.

     The period between initial contact with a prospective customer and the licensing of our application suite varies, but is typically five to seven months. The timing of revenues from the licensing of our application suite is difficult to forecast for a variety of reasons, including the following factors:

     . a significant portion of our license agreements are completed within the last few weeks of each quarter. Recently this pattern has become more pronounced, and as a result, any revenue shortfalls for a quarterly period may not be known until late in the quarter;

     . our sales cycle is relatively long and complex as customers consider a number of factors before committing to purchase our application suite. Factors considered by customers when evaluating our application suite include product benefits, cost and time of implementation, ability to operate with existing and future computer systems and the ability to accommodate increased transaction volume and product reliability. As a result, we spend significant time and resources informing prospective customers about our application suite, which may not result in a completed transaction, which may impact our operating margins;

     . because the licensing of our application suite is often an enterprise-wide decision by our customers that involves many factors, our ability to conclude license agreements may be impacted by changes in the strategic importance of eCRM projects at customers, budgetary constrains or changes in customer management;

     . the values of individual license agreements can vary significantly, therefore, delays in the signing of one or more large license agreements or the loss of a significant customer order could have a material impact on our revenues and results of operations because a substantial portion of our quarterly revenues are derived from a small number of customers;

     . the existence or even the anticipation by potential customers of economic downturns in the markets in which we operate may decrease the demand for our applications, cause pricing pressures for our products and substantially reduce our contracting activity. As a result of these macroeconomic conditions, customers may unexpectedly postpone or cancel planned eCRM projects, including, the evaluation and purchase of new applications or upgrades to existing applications;

     . customer evaluation, purchasing and budgeting processes vary significantly from company to company, and a customer's internal approval and expenditure authorization process can be difficult and time consuming. Delays on approvals, even after selection of a vendor, could impact the timing and amount of revenues recognized in a quarterly period;

     . changes in our sales incentive plans may have an unpredictable impact on our sales cycle and contracting activities; and

     . the number, timing and significance of enhancements to our application suite and the introduction of new software by us and our competitors may affect customer purchasing decisions.

     Several factors may require us to defer recognition of license revenue for a significant period of time after entering into a license agreement, including instances where we are required to deliver either unspecified additional products or specified upgrades for which we do not have vendor-specific-objective-evidence of fair value. While we have a standard software license agreement that provides for revenue recognition provided that delivery has taken place, collectibility from the customer is probable and assuming no significant future obligations or customer acceptance rights exist, customer negotiations and revisions to these terms could impact our ability to recognize revenues at the time of delivery. Also, the additional time needed to negotiate mutually acceptable terms that culminate in an agreement to license our application suite could also extend the sale cycle.

     Slowdowns or variances from internal expectations in our quarterly license contracting activities may impact our service offerings and may result in lower revenues from our customer training, consulting services and technical support organizations. Our ability to maintain or increase service revenues is highly dependent on our ability to increase the number of license agreements we enter into with customers.

     Because our operating expenses are based on our expectations for future revenues and are relatively fixed in the short term, any revenue shortfall below expectations could have an immediate and significant adverse effect on our consolidated results of operations and financial condition.

The current economic downturn has impacted demand for our products and services and may adversely impact future revenues

     The majority of our revenues have been and are expected to continue to be derived from customers in the United States. Recent economic indicators, including growth in gross domestic product, reflect a decline in economic activity in the United States. Some reports have indicated an even more significant decline in spending by corporations in the area of information technology, which includes the eCRM market. While we cannot specifically correlate the impact of macro-economic conditions on our sales activities, we believe that the economic conditions have resulted in decreased demand in our target markets, and in particular, have increased the average length of our sales cycles. To the extent that the current downturn continues or increases in severity, or results in a similar downturn worldwide, we believe demand for our products and services, and therefore future revenues, will be reduced.

Because a small number of customers have accounted, and are likely to continue to account, for a substantial portion of our revenues, our revenues could decline due to the loss or delay of a single customer order.

     A relatively small number of customers account for a significant portion of our total quarterly revenues. The loss or delay of individual orders could have a significant impact on revenues and operating results. No single customer accounted for more than 10% of our revenues in 2000. In 1999, we derived a significant portion of our revenues from three customers who individually accounted for 19%, 19% and 10% of our total revenues. We expect that revenues from a limited number of new customers will continue to account for a large percentage of total revenues in future periods. Our ability to attract new customers will depend on a variety of factors, including the performance, quality, breadth, depth and price of our current and future products. Our failure to add new customers that make significant purchases of our application suite and services would reduce our future revenues.

     We record as deferred revenues payments from customers that do not meet our revenue recognition policy requirements. Since some of our quarterly revenues are recognized from deferred revenues, our quarterly results will depend primarily upon entering into new agreements to generate revenues for that quarter. New agreements may not result in revenues in the quarter in which the agreement was signed and commissions and royalties may become payable, and we may not be able to predict accurately when revenues from these agreements will be recognized. Similarly, declines in deferred revenues from prior quarters may disappoint investors and could result in a significant decline in our stock price. We expect the level of our deferred revenues to fluctuate in future periods.

If our application suite does not successfully function for customers with large numbers of transactions, customers or product offerings, we may lose sales and suffer decreased revenues.

     Our application suite must be able to accommodate a large number of transactions, customers and product offerings. Large scale usage presents significant technical challenges which are difficult or impossible to predict. To date, our application suite has been deployed by only a limited number of customers and, therefore, we cannot assure you that our application suite is able to meet our customers' demands for large scale usage. If our customers experience difficulty with our application suite during periods of high traffic or usage, it could damage our reputation and reduce our revenues.

All of our revenues to date have been derived from the licensing of our application suite and the sale of related services, and if we fail to successfully upgrade or enhance our application suite and introduce new products, our revenues would decline.

     All of our revenues to date have been derived from the licensing of our application suite and the sale of related services. For the year ended December 31, 2000, 57% of our total revenues were derived from the licensing of our application suite. Our future revenues will depend, in significant part, on our successful development and license of new and enhanced versions of our application suite and of other new products. If we are not able to successfully develop new products or these new products do not achieve market acceptance, our revenues would be reduced.

Our failure to develop and maintain strong relationships with consulting and system integrator firms (CSIs) would harm our ability to market our application suite, which could reduce future revenues and increase our expenses.

     An increasing portion of our sales are influenced by the recommendation of our application suite by systems integrators, consulting firms and other third parties that help deploy our application suite for our customers. Losing the support of these third parties may limit our ability to penetrate our existing or potential markets. These third parties are under no obligation to recommend or support our application suite and could recommend or give higher priority to the products and services of other companies or to their own products. Our inability to gain the support of CSIs or a shift by these companies toward favoring competing products could negatively affect our software license and service revenues.

     Some CSIs also engage in joint marketing and sales efforts with us. If our relationships with CSIs fail, we will have to devote substantially more resources to the sales and marketing of our application suite. In many cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. A number of our competitors have longer and more established relationships with these CSIs than we do, and as a result these CSIs may be more likely to recommend competitors' products and services and increase our expenses.

Our failure to develop and maintain strong relationships with systems integrators would harm our ability to implement our application suite.

     Systems integrators assist our customers with the installation and deployment of our application suite, in addition to those products of our competitors, and perform custom integration of computer systems and software. If we are unable to develop and maintain relationships with systems integrators, we would be required to hire additional personnel to install and maintain our application suite, which would result in delays in our ability to recognize revenue and higher expenses.

If our product does not operate with a wide variety of hardware, software and operating systems used by our customers, our revenues would be harmed.

     We currently serve a customer base that uses a wide variety of constantly changing hardware, software applications and operating systems. Our application suite will only gain broad market acceptance if it can support a wide variety of hardware, software applications and systems. If our product is unable to support a variety of these products, our revenues would be harmed. Our business depends on the following factors, among others:

     . our ability to integrate our application suite with multiple hardware systems and existing software systems and to modify our product as new versions of packaged applications are introduced;
     . our ability to anticipate and support new standards, especially Internet-based standards; and
     . our ability to integrate additional software modules under development with our existing application suite.

Defects in our application suite could diminish demand for our application suite and result in loss of revenues, decreased market acceptance, injury to our reputation and product liability claims.

     We have in the past discovered software errors and performance problems with our application suite after commencement of commercial shipment, and as a result, have experienced injury to our reputation, increased expenses, delays in the shipment of our application suite and our customers have experienced difficulty in deploying and operating our application suite.

     Errors in our application suite may be caused by defects in third-party software incorporated into our application suite. If so, we may not be able to fix these defects without the cooperation of these software providers. Since these defects may not be as significant to our software providers as they are to us, we may not receive the rapid cooperation that we may require. We may not have the contractual right to access the source code of third-party software and, even if we access the source code, we may not be able to fix the defect.

     Since our customers use our application suite for critical business applications such as e-commerce, any errors, defects or other performance problems of our application suite could result in damage to the businesses of our customers. Consequently, these customers could delay or withhold payment to us for our software and services, which could result in an increase in our provision for doubtful accounts or an increase in collection cycles for accounts receivable, both of which could disappoint investors and result in a significant decline in our stock price. In addition, these customers could seek significant compensation from us for their losses. Even if unsuccessful, a product liability claim brought against us would likely be time consuming and costly and harm our reputation, and thus our ability to license to new customers. Even if a suit is not brought, correcting errors in our application suite could increase our expenses.

If we fail to introduce new versions and releases of our application suite in a timely manner, customers may license competing products and our revenues may decline.

  We may fail to introduce or deliver new products on a timely basis, if at all. In the past, we have experienced delays in the commencement of commercial shipments of enhancements to our application suite. To date, these delays have not had a material impact on our revenues. If we are unable to ship or implement new products or enhancements to our application suite when planned or at all, or fail to achieve timely market acceptance of these new products or enhancements, we may suffer lost sales and could fail to increase our revenues. Our future operating results will depend on demand for our application suite, including new and enhanced releases that are subsequently introduced.

We may not successfully enter international markets or generate significant revenues abroad, which could result in slower revenue growth and harm our business.

  To date, we have generated limited revenues from sales outside the United States. We have established sales offices in the United Kingdom, Canada, Germany, Sweden, France, Netherlands, Hong Kong and Australia and intend to do so elsewhere in Europe, Asia and Latin America. If we fail to license our application suite in international markets, we could experience slower revenue growth and our business could be harmed. We anticipate devoting significant resources and management attention to expanding international opportunities. Expanding internationally subjects us to a number of risks, including:

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

Our growth continues to place a significant strain on our management systems and resources, and if we fail to manage our growth our ability to market and license our application suite, sell our services and develop new products may be harmed.

  We must manage our growth effectively in order to successfully license our application suite, sell our services and achieve revenue growth and profitability in a rapidly evolving market. Our growth has placed, and will continue to place, a significant strain on our management systems and resources, and we may not be able to effectively manage our growth in the future. We have increased the scope of our operations and have added a substantial number of employees. For example, the number of our employees grew from 123 people at December 31, 1999 to 473 people at December 31, 2000. For us to effectively manage our growth, we must continue to do the following:

     . improve our operational, financial and management controls; . improve our reporting systems and procedures;
     . install new management and information control systems; and . expand, train and motivate our workforce.


Because competition for qualified personnel is intense, we may not be able to retain or recruit personnel, which could impact the development and license of our application suite.

  If we are unable to hire or retain qualified personnel, or if newly hired personnel fail to develop the necessary skills or to reach expected levels of productivity, our ability to develop and market our application suite will be weakened. Our success also depends on the continued contributions of our key management, engineering, sales and marketing and professional services personnel. In particular, Monte Zweben, our Chairman, President and Chief Executive Officer, would be difficult to replace.

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

  Our customers include rapidly growing Internet companies. Most privately and publicly held Internet companies require outside cash sources to continue operations. Recently, funding has been less available for Internet companies as a result of the stock market decline and public and private investor concern regarding Internet-based businesses. These factors have reduced demand for our application suite from Internet-based customers and reduced demand for additional services from current Internet-based customers. Failure by existing customers in this industry to receive or generate adequate funding has and may continue to result in provisions for uncollectible accounts receivable from such companies.

Increasing government regulation of the Internet, imposition of sales and other taxes on products sold by our customers over the Internet and privacy concerns relating to the Internet could reduce the license of our application suite and harm our business.

  Federal, state or foreign agencies may adopt laws or regulations affecting the use of the Internet as a commercial medium. We expect that laws and regulations relating to user privacy, pricing, content and quality of products and services could indirectly affect our business.

  Current federal legislation limits the imposition of state and local taxes on Internet-related sales at this time. Congress may choose not to renew this legislation in 2002, in which case state and local governments would be free to impose taxes on electronically purchased goods. The imposition of new sales or other taxes could limit the growth of Internet commerce in general and, as a result, the demand for our application suite and services.

  Businesses use our application suite to capture information regarding their customers when those customers contact them on-line with customer service inquiries. Privacy concerns may cause visitors to withhold personal data, which would limit the effectiveness of our application suite. More importantly, even the perception of privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our application suite.

If we are unable to meet the rapid changes in technology, our existing application suite could become obsolete.

  The market for our application suite is marked by rapid technological change, frequent new product introductions, Internet-related technology enhancements, uncertain product life cycles, changes in client demands and evolving industry standards. We cannot be certain that we will successfully develop and market new products, new product enhancements or new products compliant with present or emerging Internet technology standards. New products based on new technologies or new industry standards can render existing products obsolete and unmarketable. To succeed, we will need to enhance our current application suite and develop new products on a timely basis to keep pace with developments related to Internet technology and to satisfy the increasingly sophisticated requirements of our clients. Enterprise application software technology is complex and new products and product enhancements can require long development and testing periods. Any delays in developing and releasing enhanced or new products could harm our business.

Rising energy costs and power system shortages in California may result in increased operating expenses and reduced net income, and harm our operations due to power loss.

  California is currently experiencing an energy crisis and has recently experienced significant power shortages. As a result, energy costs in California, including natural gas and electricity, may rise significantly over the next year. Because our principal operating facilities are located in California, our operating expenses may increase significantly if this trend continues. In addition, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout the state. If blackouts interrupt our power supply, we may be temporarily unable to operate. Any such interruption in our ability to continue operations could delay the development, marketing and sale of our application suites. Future interruptions could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could have an adverse effect on our operating results.

Our directors and executive officers maintain significant control over Blue Martini Software, which may lead to conflicts with other stockholders over corporate governance.

  Our directors, executive officers and holders of 5% or more of our outstanding common stock owned approximately 57.8% of our outstanding common stock as of March 1, 2001. Monte Zweben, our Chairman, President and Chief Executive Officer, together with related entities, owned approximately 38.9% of our common stock as of this date. These stockholders, acting together, and Mr. Zweben, individually, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and significant corporate transactions, such as mergers or other business combination transactions. This control may delay or prevent a third party from acquiring or merging with us.

We are at risk of securities class action litigation due to our expected stock price volatility.

  In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially acute for us because technology companies have experienced greater than average stock price volatility in recent years, particularly since mid-2000 to the present, and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources, and could harm our business.

There may be sales of a substantial amount of our common stock in the near future that could cause our stock price to fall.

  Our current stockholders hold a substantial number of shares, which they are able to sell in the public market, subject to restrictions under the Securities Act. Sales of a substantial number of shares of our common stock within a short period of time could cause our stock price to fall. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

  Through December 31, 2000, all of our recognized revenues have been denominated in United States dollars and were from both domestic and international customers. Our exposure to foreign currency exchange rate changes has been immaterial. We expect that future license and service revenues will continue to be derived from international markets and may be denominated in the currency of the applicable market. Through December 31, 2000, we have expanded our international operations and have hired personnel in Europe and Asia Pacific. We have incurred limited operating expenses denominated in foreign currencies. Our future operating results may become subject to significant fluctuations based upon changes in the exchange rates of foreign currencies in relation to the United States dollar. We expect to continue to engage in international sales denominated in United States dollars. An increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations and, when appropriate, may use economic hedging techniques in the future to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future. Through December 31, 2000, the Company had not engaged in foreign currency hedging activities.

Interest Rate Risk

  Our exposure to financial market risk, including changes in interest rates, relates primarily to our investment portfolio. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because a substantial majority of our investments are in fixed rate securities with maturities not exceeding 18 months. We do not invest in any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate, and relatively short-term nature of our available-for-sale investment portfolio.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There were no matters to be reported under this item.

                                   PART III

  Certain information required by Part III is omitted from this Report on Form 10-K since we will file a definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 7, 2001, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  (a) Executive Officers

      The following table sets forth certain information regarding our executive officers as of March 1, 2001:


          Name             Age               Office(s)
          ----             ---               ---------

  Monte Zweben............  37  President and Chief Executive Officer
  John E. Calonico, Jr....  44  Vice President and Chief Financial Officer
  Robert E. Cell..........  32  Vice President, Corporate Development
  William H. Evans........  42  Vice President and General Manager, Asia-Pacific
  Scott D. Hanham.........  50  Vice President, Product Development and Services
  Eric C. Jensen..........  38  Vice President, Legal Affairs and General
                                Counsel
  Jeffrey G. Johnson......  43  Vice President, Sales
  Laurent Pacalin.........  42  Vice President, Marketing
  Jeanne K. Urich.........  48  Vice President, Global Professional Services and
                                Training


  Monte Zweben has served as our Chairman, President and Chief Executive Officer since June 1998. From November 1997 to June 1998, Mr. Zweben was an Entrepreneur in Residence at Matrix Partners and Institutional Venture Partners, two venture capital firms. From October 1996 to November 1997, Mr. Zweben was Vice President and General Manager at PeopleSoft, Inc., a provider of enterprise applications. From 1992 to December 1996, Mr. Zweben was Chairman, President and Chief Executive Officer of Red Pepper Software Company. From September 1986 to December 1992, Mr. Zweben was the Deputy Branch Chief of the NASA Ames Research Center's Artificial Intelligence Branch. Mr. Zweben serves on the Board of Directors of Advent Software, Inc.

  John E. Calonico, Jr. has served as our Vice President and Chief Financial Officer since March 2000. From February 1999 to February 2000, Mr. Calonico served as Vice President and Chief Financial Officer of GlobalCenter, Inc., a division of Global Crossing Ltd., a provider of complex web hosting and Internet access services. From November 1997 to January 1999, Mr. Calonico served as Vice President of Finance for BEA Systems, Inc, a provider of middleware for enterprise software applications. From April 1990 to November 1997, Mr. Calonico held various management positions including Vice President of Finance at Autodesk, Inc., a supplier of digital content creation, management and distribution tools.

  Robert E. Cell has served as our Vice President of Corporate Development since March 2000. From November 1997 to March 2000, Mr. Cell served in various management positions at Kellogg Company, including Vice President, Corporate Development and Vice President, General Manager of Lender's, a division of Kellogg. From March 1996 to November 1997, Mr. Cell served in various management positions at Deloitte & Touche LLP, an accounting firm, including Managing Director of Deloitte & Touche's Great Lakes Corporate Finance practice. From June 1993 to March 1996, Mr. Cell held various management positions at Coopers & Lybrand LLP, an accounting firm.

  William H. Evans has served as our Vice President and General Manager, Asia-Pacific since January 2001 and prior to that he was our Vice President of Marketing since June 1998. From October 1997 to June 1998, Mr. Evans served as an independent consultant in the software industry. From April 1995 to October 1997, Mr. Evans held various positions at Objectivity, Inc., a developer of database management software, including both Vice President of Marketing and Vice President and General Manager of the Aziza Business Unit.

  Scott D. Hanham has served as our Vice President of Product Development and Services since August 1998. From January 1995 to July 1998, Dr. Hanham was Director, Quality and Process Management at Sun Microsystems, Inc.

  Eric C. Jensen has served as our Vice President, Legal Affairs, General Counsel and Secretary since July 2000. Mr. Jensen has been a partner at the law firm of Cooley Godward LLP since 1994.

  Jeffrey G. Johnson has served as our Vice President of Sales since September 1998. From January 1998 to September 1998, Mr. Johnson was on sabbatical. From October 1997 to December 1997, Mr. Johnson was Vice President of National Accounts for the manufacturing business unit of PeopleSoft, Inc. From June 1996 to October 1997, Mr. Johnson was the Director of Sales for Red Pepper Software Company. From November 1993 to June 1996, Mr. Johnson was Director of Sales for SAP America's Western Region.

  Laurent Pacalin has served as our Vice President of Marketing since January 2001. From August 1999 to September 2000, Mr. Pacalin served as Vice President of business development and product management for Corio Inc., a provider of enterprise application services. From August 1994 to August 1999, Mr. Pacalin served in various management positions including Vice President, Americas Marketing and Vice President Business Development, Enterprise Applications at Oracle Corporation, a provider of Systems software and Internet business applications software.

  Jeanne K. Urich has served as our Vice President of Global Professional Services and Training since February 2001. From March 2000 to December 2000, Ms. Urich served as Senior Vice President of Global e-Business Professional Services and Training for Nortel Networks Corporation, a leading global supplier of networking solutions and services. From July 1998 to March 2000, Ms. Urich served in a similar position at Clarify, Inc. a provider of customer relationship management software. From January 1998 to July 1998, Ms. Urich was worldwide director of technology services at Compaq Corporation, a leading global provider of technology and solutions. From July 1996 to December 1997, Ms. Urich served in a similar position at Tandem Computers, a supplier of computer products and services. From July 1976 to July 1996, Ms. Urich held various management positions including director of services marketing and business development at Digital Equipment Corporation, a supplier of computer products and services.

  (b) The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Proxy Statement.


ITEM 11.  EXECUTIVE COMPENSATION

  The information required by this Item is incorporated by reference to the section entitled "Executive Compensation" in the Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is incorporated by reference to the section entitled "Certain Transactions" in the Proxy Statement.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a) The following documents are filed as part of this Report:

     1. Financial Statements

          Independent Auditors' Report

          Consolidated Financial Statements:

             Balance Sheets

             Statements of Operations

             Statements of Stockholders' Equity and Comprehensive Loss

             Statements of Cash Flows

          Notes to Consolidated Financial Statements

     2. Financial Statement Schedule

                Schedule II--Valuation and Qualifying Accounts
                                (In thousands)


                                                                                             Additions
                                                                                 Balance at  charged to              Balance at
                                                                                 beginning   costs and                 end of
                          Description                                            of period    expenses   Write-offs    period
                          -----------                                           ----------  ----------  ----------  ----------
Year ended December 31, 1999
  Allowance for doubtful accounts.............................................     $ --      $  225      $   --        $225

Year ended December 31, 2000
  Allowance for doubtful accounts.............................................     $225      $2,695      $2,067        $853


     3. Exhibits

  Exhibit
  Number     Description
   3.1       Amended and Restated Certificate of Incorporation of the Registrant./1/

   3.2       Amended and Restated Bylaws of the Registrant/2/

   4.1       Specimen Stock Certificate./3/

  10.1       2000 Equity Incentive Plan, as amended./ 4/

  10.2       2000 Employee Stock Purchase Plan, as amended./ 4/

  10.3       2000 Non-Employee Directors' Stock Option Plan. /3/

  10.4       Commercial Office Lease Agreement by and between Peninsula Office Park
             Associates, L.P. and Registrant, as amended. /3/

  10.5       Agreement and Plan of Merger by and between the Registrant and Blue
             Martini LLC dated January 12, 1999./3/

  10.6 Form of Class A Units Agreements by and between the Registrant and certain investors of the Registrant./3/

  10.7       Form of Restricted Class B Units Agreement by and between the
             Registrant and certain investors of the Registrant./3/

  10.8       Series B Preferred Stock Purchase Agreement by and between the
             Registrant and certain investors of the Registrant dated January 13, 1999./3/

  10.9       Series C Preferred Stock Purchase Agreement by and between the
             Registrant and certain investors of the Registrant dated July 20, 1999./3/

 10.10 Investor Rights Agreement by and between the Registrant and certain investors of the Registrant dated July 20, 1999./ 3/

 10.11 Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers./ 3/

 10.12 License and Marketing Agreement by and between the Registrant and Neuron Data, Inc., now Blaze Software, Inc., dated March 31, 1999, as amended./ 3/

 10.13       ISV Software and License Agreement between the Registrant and BEA
             Systems, Inc., dated January 29, 1999, as amended./3/

 10.14       Agreement by and between the Registrant and John E. Calonico, Jr./3/

 10.15       Blue Martini Software Training Facility Agreement between the
             Registrant and Diversified Computer Consultants of California, Inc., dated March 1, 2000./ 3/

 10.16       Master Lease Agreement between the Registrant and Comdisco, Inc., dated
             December 6, 1999./ 3/

 10.17       First Amendment to Lease between Peninsula Office Park Associates,
             L.P., and Registrant, dated May 12, 1999./ 5/

 10.18       Second Amendment to Lease between Peninsula Office Park Associates,
             L.P., and Registrant, dated August 5, 1999./ 5/

 10.19       Third Amendment to Lease between Peninsula Office Park Associates,
             L.P., and Registrant, dated January 11, 2000./5/

 10.20       Sublease between Virage, Inc. and Registrant, dated August 15, 2000./5/

 10.21       Blue Martini Software Training Facility Agreement between Diversified
             Computer Consultants, LLC and Registrant, dated September 13, 2000./5/

 10.22       Agreement by and between the Registrant and Laurent Pacalin./4/

 10.23       Agreement by and between the Registrant and Jeanne Urich./4/

 10.24       Fourth Amendment to Lease between Peninsula Office Park Associates, L.P., and
             Registrant, dated December 20, 2000./4/

 10.25       Fifth Amendment to Lease between Peninsula Office Park Associates,
             L.P., and Registrant, dated February 16, 2001./4/

 10.26 First Amendment to the Sublease between Virage, Inc. and Registrant dated December 1, 2000./4/

 10.27 Amendment to the License and Marketing Agreement by and between the Registrant and Neuron Data, Inc., now Blaze Software, Inc., dated
             December 22, 2000.+/4/

 10.28       Lease Agreement between 411 Borel LLC and Registrant, dated February 5,
             2001./4/

  23.1       Consent of KPMG LLP, Independent Auditors./4/

  24.1       Power of Attorney is contained on the signature pages.

----------------
 + Confidential treatment requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

/1/ Incorporated by reference to the Registrant's Form 10-Q for the six-month period ended June 30, 2000.
/2/ Incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 333-55374).
/3/ Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-36062), as amended.
/4/  Filed herewith.
/5/ Incorporated by reference to the Registrant's Form 10-Q for the nine-month period ended September 30, 2000.

 (b) Reports on Form 8-K


       No reports on Form 8-K were filed during the fourth quarter ended December 31, 2000.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Blue Martini Software, Inc.:

   We have audited the accompanying consolidated balance sheets of Blue Martini Software, Inc. and subsidiaries as of December 31, 1999 and 2000 and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for the period from June 5, 1998 (Inception) to December 31, 1998, and for the years ended December 31, 1999 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Martini Software, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for the period from June 5, 1998 (Inception) to December 31, 1998, and for the years ended December 31, 1999 and 2000, in conformity with accounting principles generally accepted in the United States of America.

                                       /s/ KPMG LLP

Mountain View, California
January 24, 2001

                 BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                     (In thousands, except per share data)

                                                                                                        December 31,
                                                                                                    ---------------------
                                 Assets                                                                1999        2000
                                                                                                    ---------    --------
Current assets:
 Cash and cash equivalents....................................................................   $ 10,362      $ 40,101
 Short-term investments.......................................................................      2,562        62,183
  Accounts receivable, net of allowance for doubtful accounts of $225 and $853
   in 1999 and 2000, respectively.............................................................      3,649        12,584
 Prepaid expenses and other current assets....................................................        656         6,942
                                                                                                 --------      --------
    Total current assets......................................................................     17,229       121,810

Property and equipment, net...................................................................      2,761         8,713
Long-term investments.........................................................................         --        51,402
Intangible assets and other, net..............................................................        370         6,373
                                                                                                 --------      --------
    Total assets..............................................................................   $ 20,360      $188,298
                                                                                                 ========      ========

                   Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable.............................................................................   $  1,874      $  4,434
 Accrued employee compensation................................................................      2,578         9,411
 Other current liabilities....................................................................      1,074        14,233
 Deferred revenues............................................................................      3,577        15,249
 Current portion of long-term obligations.....................................................        418           209
                                                                                                 --------      --------
    Total current liabilities.................................................................      9,521        43,536
Long-term obligations, less current portion...................................................        544           117
                                                                                                 --------      --------
    Total liabilities.........................................................................     10,065        43,653
                                                                                                 --------      --------
Commitments

Stockholders' equity:
  Convertible preferred stock, $0.001 par value; 7,200 shares and 5,000 shares authorized at December 31, 1999 and 2000, respectively; 5,824 shares and
     no shares issued and outstanding at December 31, 1999 and 2000, respectively.............          6            --
  Common stock, $0.001 par value, 46,000 shares and 500,000 shares authorized at
   December 31, 1999 and 2000, respectively; 31,411 shares and 68,964 shares
   issued and outstanding at December 31, 1999 and 2000, respectively.........................         31            69
 Additional paid-in-capital...................................................................     31,640       260,943
 Deferred stock compensation..................................................................     (8,926)      (42,106)
 Accumulated other comprehensive income.......................................................         --           282
 Accumulated deficit..........................................................................    (12,456)      (74,543)
                                                                                                 --------      --------
    Total stockholders' equity................................................................     10,295       144,645
                                                                                                 --------      --------
    Total liabilities and stockholders' equity................................................   $ 20,360      $188,298
                                                                                                 ========      ========

         See accompanying notes to consolidated financial statements.

                 BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                     (In thousands, except per share data)

                                                June 5, 1998
                                               (Inception) to         Year Ended
                                                December 31,         December 31,
                                                                ---------------------
                                                    1998          1999         2000
                                               --------------   --------     --------
Revenues:
 License.....................................      $    --      $  7,205     $ 42,650
 Service.....................................           --         4,027       31,601
                                                   -------      --------     --------
     Total revenues..........................           --        11,232       74,251
                                                   -------      --------     --------
Cost of revenues:
 License.....................................           --           719        3,754
 Service.....................................           --         5,480       41,868
                                                   -------      --------     --------
     Total cost of revenues..................           --         6,199       45,622
                                                   -------      --------     --------
     Gross profit............................           --         5,033       28,629
                                                   -------      --------     --------
Operating expenses:
 Sales and marketing.........................          725         7,736       52,961
 Research and development....................          562         7,076       21,277
 General and administrative..................          310         1,348       21,223
                                                   -------      --------     --------
     Total operating expenses................        1,597        16,160       95,461
                                                   -------      --------     --------
     Loss from operations....................       (1,597)      (11,127)     (66,832)
Interest income and other, net...............           15           253        4,745
                                                   -------      --------     --------
     Net loss................................      $(1,582)     $(10,874)    $(62,087)
                                                   =======      ========     ========

Basic and diluted net loss per common share..      $ (0.07)     $  (0.47)    $  (1.52)
                                                   =======      ========     ========

Shares used in computing basic and diluted
 net loss per common share...................       22,000        22,964       40,870
                                                   =======      ========     ========

         See accompanying notes to consolidated financial statements.

                 BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

    Consolidated Statements of Stockholders' Equity and Comprehensive Loss

                 June 5, 1998 (Inception) to December 31, 2000
                                (In thousands)


                                                                       Convertible
                                                                     Preferred Stock           Common Stock         Additional
                                                                   -------------------     -------------------       Paid-In
                                                                   Shares       Amount     Shares       Amount        Capital
                                                                   ------       ------     ------       ------      ----------
Issuance of common stock.........................................      --     $   --        22,000      $   22       $     48
Issuance of common stock for employee stock options..............      --         --         8,253           8             43
Issuance of series A convertible preferred stock.................   1,116          1            --          --          1,249
Deferred compensation relating to stock option grants............      --         --            --          --          2,223
Amortization of stock compensation...............................      --         --            --          --             --
Net loss.........................................................      --         --            --          --             --
                                                                   ------     ------        ------      ------       --------
Balances, December 31, 1998......................................   1,116          1        30,253          30          3,563
Issuance of common stock.........................................      --         --            24          --              6
Issuance of common stock for employee stock options..............      --         --         1,676           2            203
Repurchases of common stock......................................      --         --          (542)         (1)            (6)
Issuance of series B convertible preferred stock.................   2,631          3            --          --          4,997
Issuance of series C convertible preferred stock.................   2,077          2            --          --         12,448
Deferred compensation relating to stock option grants............      --         --            --          --         10,382
Amortization of stock compensation...............................      --         --            --          --             --
Non-employee stock compensation..................................      --         --            --          --             47
Net loss.........................................................      --         --            --          --             --
                                                                   ------     ------        ------      ------       --------
Balances, December 31, 1999......................................   5,824          6        31,411          31         31,640
Net loss.........................................................      --         --            --          --             --
Net unrealized change in investment securities...................      --         --            --          --             --

Comprehensive loss...............................................

Issuance of common stock.........................................      --         --            66          --            100
Issuance of common stock for employee stock options..............      --         --         5,714           6          4,649
Repurchases of common stock......................................      --         --          (149)         --            (92)
Issuance of common stock in conjunction with initial
   public offering, net of offerings costs of $14,049............      --         --         8,625           9        158,432
Conversion of convertible preferred stock to common
   stock.........................................................  (5,824)        (6)       23,297          23            (17)
Deferred compensation relating to stock option grants............      --         --            --          --         50,602
Amortization of stock compensation and warrants..................      --         --            --          --             --
Non-employee stock compensation..................................      --         --            --          --          1,621
Issuance of common stock warrant in connection with
   marketing agreement...........................................      --         --            --          --         13,832
Issuance of common stock warrant in connection with lease
   finance arrangement...........................................      --         --            --          --            176
                                                                   ------     ------        ------      ------       --------
Balances, December 31, 2000......................................      --     $   --        68,964      $   69       $260,943
                                                                   ======     ======        ======      ======       ========

                                                                                    Accumulated
                                                                     Deferred          Other                          Total
                                                                       Stock       Comprehensive    Accumulated    Stockholders'
                                                                   Compensation        Income         Deficit         Equity
                                                                   ------------    -------------    -----------    -------------
Issuance of common stock.........................................    $     --            --           $     --        $     70
Issuance of common stock for employee stock options..............          --            --                 --              51
Issuance of series A convertible preferred stock.................          --            --                 --           1,250
Deferred compensation relating to stock option grants............      (2,223)           --                 --              --
Amortization of stock compensation...............................         528            --                 --             528
Net loss.........................................................          --            --             (1,582)         (1,582)
                                                                     --------          ----           --------        --------
Balances, December 31, 1998......................................      (1,695)           --             (1,582)            317
Issuance of common stock.........................................          --            --                 --               6
Issuance of common stock for employee stock options..............          --            --                 --             205
Repurchases of common stock......................................          --            --                 --              (7)
Issuance of series B convertible preferred stock.................          --            --                 --           5,000
Issuance of series C convertible preferred stock.................          --            --                 --          12,450
Deferred compensation relating to stock option grants............     (10,382)           --                 --              --
Amortization of stock compensation...............................       3,151            --                 --           3,151
Non-employee stock compensation..................................          --            --                 --              47
Net loss.........................................................          --            --            (10,874)        (10,874)
                                                                     --------          ----           --------        --------
Balances, December 31, 1999......................................      (8,926)           --            (12,456)         10,295
Net loss.........................................................          --            --            (62,087)        (62,087)
Net unrealized change in investment securities...................          --           282                 --             282
                                                                                                                      --------
Comprehensive loss...............................................                                                      (61,805)
                                                                                                                      --------
Issuance of common stock.........................................          --            --                 --             100
Issuance of common stock for employee stock options..............          --            --                 --           4,655
Repurchases of common stock......................................          --            --                 --             (92)
Issuance of common stock in conjunction with initial
   public offering, net of offerings costs of $14,049............          --            --                 --         158,441
Conversion of convertible preferred stock to common
   stock.........................................................          --            --                 --              --
Deferred compensation relating to stock option grants............     (50,602)           --                 --              --
Amortization of stock compensation and warrants..................      31,254            --                 --          31,254
Non-employee stock compensation..................................          --            --                 --           1,621
Issuance of common stock warrant in connection with
   marketing agreement...........................................     (13,832)           --                 --              --
Issuance of common stock warrant in connection with lease
   finance arrangement...........................................          --            --                 --             176
                                                                     --------          ----           --------        --------
Balances, December 31, 2000......................................     (42,106)         $282           $(74,543)       $144,645
                                                                     ========          ====           ========        ========

         See accompanying notes to consolidated financial statements.

                 BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                (In thousands)


                                                                                       June 5, 1998         Year Ended
                                                                                      (Inception) to       December 31,
                                                                                       December 31,   ---------------------
                                                                                           1998          1999        2000
                                                                                      --------------  ---------   ---------
Cash flows from operating activities:
  Net loss..........................................................................      $(1,582)    $ (10,874)  $ (62,087)
  Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization.......................................................            8           788       4,093
    Amortization of stock compensation and warrants.................................          528         3,198      33,051
    Provision for doubtful accounts.................................................           --           225       2,695
  Changes in operating assets and liabilities:
    Accounts receivable.............................................................         (130)       (3,744)    (11,630)
    Prepaid expenses and other current assets.......................................          (48)         (608)     (6,286)
    Accounts payable, accrued employee compensation and other current liabilities...          240         5,286      18,302
    Deferred revenues...............................................................          130         3,447      11,672
                                                                                          -------     ---------   ---------
      Net cash used in operating activities.........................................         (854)       (2,282)    (10,190)
                                                                                          -------     ---------   ---------
Cash flows from investing activities:
  Purchases of property and equipment...............................................          (82)       (3,108)     (9,613)
  Purchase of intangible assets.....................................................           --            --      (1,750)
  Purchases of available-for-sale investments.......................................           --        (2,562)   (116,570)
  Maturities of available-for-sale investments......................................           --            --       5,489
  Other assets......................................................................         (167)         (203)        170
                                                                                          -------     ---------   ---------
  Net cash used for investing activities............................................         (249)       (5,873)   (122,274)
                                                                                          -------     ---------   ---------
Cash flows from financing activities:
  Net proceeds from issuance of convertible preferred stock.........................        1,250        17,450          --
  Net proceeds from issuance of common stock........................................          121           211       4,755
  Repurchases of common stock.......................................................           --            (7)        (92)
  Net proceeds from initial public offering of common stock.........................           --            --     158,441
  Proceeds from bank borrowings.....................................................           --           750          --
  Repayment of debt and capital lease obligations...................................           (7)         (148)       (901)
                                                                                          -------     ---------   ---------
      Net cash provided by financing activities.....................................        1,364        18,256     162,203
                                                                                          -------     ---------   ---------
Net increase in cash and cash equivalents...........................................          261        10,101      29,739
Cash and cash equivalents at beginning of period....................................           --           261      10,362
                                                                                          -------     ---------   ---------
Cash and cash equivalents at end of period..........................................      $   261     $  10,362   $  40,101
                                                                                          =======     =========   =========

 Supplemental disclosures of noncash investing and financing activities:
  Property and equipment acquired under capital lease
   obligations......................................................................      $    62     $     305   $     265
                                                                                          =======     =========   =========
  Acquisition of intangible assets on short-term installment plan...................      $    --     $      --   $   4,250
                                                                                          =======     =========   =========
  Deferred stock compensation.......................................................      $ 2,223     $  10,382   $  50,602
                                                                                          =======     =========   =========
Warrants issued in connection with lease financing and marketing arrangement........      $    --     $      --   $  14,008
                                                                                          =======     =========   =========

         See accompanying notes to consolidated financial statements.

                 BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1999 and 2000


1. The Company

  Blue Martini Software, Inc. (the "Company") develops, markets and supports a suite of applications that help companies to understand, target and interact with their customers and partners. The suite, Blue Martini 4, consists of four modules that can be used individually or integrated as a complete business suite for managing catalogs, content, transactions, analysis and personalization.

  Blue Martini LLC, a Delaware limited liability company, was founded on June 5, 1998. On January 12, 1999, Blue Martini LLC merged into Blue Martini Software, Inc., a Delaware corporation, with Blue Martini Software, Inc. being the surviving entity. See Note 8.

2. Summary of Significant Accounting Policies

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Revenue Recognition

  The Company has adopted Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, since its inception.

  To date, the Company has derived its revenues from licenses of its software product and the sale of professional services, technical support and training services. The Company sells its product primarily through a direct sales force.

  The Company's standard license agreement provides for an initial fee to use the software product in perpetuity. License revenues are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is considered fixed or determinable and collectibility is probable, assuming no significant future obligations or customer acceptance rights exists. If an acceptance period is contractually provided, license revenues are recognized upon the earlier of customer acceptance or the expiration of that period. In instances where delivery is electronic and all other criteria for revenue recognition has been achieved, the product is considered to have been delivered when the customer either takes possession of the software via a download or the access code to download the software from the Internet has been provided to the customer. The Company's software does not require significant production, customization or modification.

                  BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

  Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the relative fair values of the elements. The fair value of professional services, technical support and training have been determined based on the Company's specific objective evidence of fair value based on the price charged when the elements are sold separately. License revenues are recorded under the residual method described in SOP 98-9 for arrangements in which licenses are sold with these elements. However, the entire fee related to arrangements that require the Company to deliver specified additional upgrades is deferred until delivery of the specified upgrade has occurred, unless the Company has vendor-specific objective evidence of fair value for the upgrade. Fees related to contracts that require the Company to deliver unspecified additional products are deferred and recognized ratably over the contract term.

  Fees for technical support are deferred and recognized ratably over the term of the support period. Revenues from professional services and training are recognized when the services are performed.

  The Company considers all arrangements with payment terms extending beyond 12 months not to be fixed or determinable. If the contract fee is not fixed or determinable, revenues are recognized as payments become due from the customer. If collectibility is not considered probable, revenues are recognized when the fee is collected.

  Deferred revenues generally result from the following: deferred technical support, cash received for professional services not yet rendered and license revenues deferred relating to arrangements where the Company has received cash and is required to deliver either unspecified additional products or specified upgrades for which the Company does not have vendor-specific objective evidence of fair value.

 Cash, Cash Equivalents and Short and Long-Term Investments

  The Company considers all highly liquid investments with remaining maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds, commercial paper and various deposit accounts. Cash equivalents are recorded at cost, which approximates fair value.

  The Company's investments are classified as "available-for-sale" and are carried at fair value based on quoted market prices. These investments consist of corporate obligations that included commercial paper, corporate bonds and notes, U.S. government agency securities and asset-backed securities. Those investments with original maturities greater than three months and less than twelve months are considered short-term investments and those with original maturities greater than twelve months are considered long-term investments. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on the specific identification basis.

 Concentration of Credit Risk

  The Company places its cash, cash equivalents and investments with financial institutions with high credit ratings. The Company's accounts receivable are derived from licenses and services provided to customers principally in North America. The Company performs ongoing evaluations of its customers' financial condition and generally requires no collateral from its customers on accounts receivable. Revenues and accounts receivable from significant customers are summarized in Note 10.

                  BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

 Property and Equipment

  Property and equipment are recorded at cost. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets. Depreciation of computer equipment is provided for on a straight-line method over estimated useful lives ranging from 18 to 36 months, while furniture and office equipment are depreciated using the straight-line method over estimated useful lives of 36 to 60 months. Leasehold improvements and assets recorded under capital leases are amortized over the estimated useful lives of the assets or the lease term, whichever is shorter, and range from 36 to 60 months.

 Impairment of Long-lived Assets

  The Company evaluates its long-lived assets to determine whether any impairment of these assets has occurred whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In making such determination, the estimated future undiscounted cash flows associated with assets to be held and used would be compared to the asset's carrying amount to determine if a write-down to fair value is required. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. No impairments of long-lived assets have been experienced to date.

 Advertising

  The Company expenses advertising costs as incurred. Advertising costs expensed from June 5, 1998 (Inception) through December 31, 1998 and for the years ended December 31, 1999 and 2000 were $8,000, $722,000 and $7,590,000, respectively.
In 2000, advertising agency fees and production costs in the amount of $1.3 million were paid to a company whose chairman and chief creative officer is also a member of the Company's board of directors. During 2000, the Company reimbursed this firm for third-party direct advertising placement fees of approximately $7.0 million. At December 31, 2000, the Company had prepaid third-party direct advertising placement fees to this company totaling $814,000.

 Software Development Costs

  Development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility has been established at which time such costs are capitalized, subject to recoverability. Technology feasibility is established upon the completion of an integrated working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have not been significant. Accordingly, the Company has charged all costs to research and development expense in the period incurred.

  Included in intangible assets and other in the accompanying consolidated balance sheet at December 31, 2000 are rights to certain software licenses and patents purchased for $6 million in December 2000. These intangible assets are being amortized to cost of revenues on a straight-line basis over the lesser of estimated product life or three years.

                  BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

 Income Taxes

  Effective January 1999, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period the change is enacted. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts to be recovered.

  Prior to January 1999, the Company was taxed under the partnership provisions of the Internal Revenue Code. Under those provisions, the Company did not pay federal or state corporate income taxes on its taxable income. Instead, the Company's unit holders were individually responsible for federal and state income taxes.

 Stock Compensation

  The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, Statement of Financial Accounting Standard ("SFAS") Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans and SFAS Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

  Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. SFAS No. 123 defines a fair-value based method of accounting for an employee stock option or similar equity investment. The pro forma disclosures of the difference between compensation expense included in net loss and the related cost measured by the fair value method are presented in Note 8.

  The Company accounts for equity instruments issued to non-employees using the fair value method in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

  Equity instruments issued to non-employees that are fully vested and non-forfeitable are measured at fair value at the issuance date and expensed in the period over which the benefit is expected to be received. Equity instruments issued to non-employees which are either unvested or forfeitable, for which counter-party performance is required for the equity instrument to be earned, are measured initially at fair value and subsequently adjusted for changes in fair value until the earlier of: 1) the date at which a commitment for performance by the counter-party to earn the equity instrument is reached or 2) the date at which the counter-party's performance is complete.

 Foreign Currency

  During 2000, the company established various foreign subsidiaries. The financial statements of foreign subsidiaries are measured using the local currency of the subsidiary as the functional currency. Accordingly, assets and liabilities of the subsidiaries are translated at current rates of exchange at the balance sheet date and all revenue and expense items are translated using weighted-average exchange rates. The resultant gains or losses from translation at December 31, 2000 were not significant.

  At December 31, 2000 the Company did not hold any foreign currency derivative instruments.

                 BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

 Accumulated Other Comprehensive Income

  Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity and are excluded from net income.

 Net Loss Per Common Share

  Basic net loss per common share is computed using the weighted average number of outstanding shares of common stock during the period, excluding shares of restricted stock subject to repurchase. Dilutive net loss per common share is computed using the weighted average number of common shares outstanding during the period and, when dilutive, potential common shares from options and warrants to purchase common stock, and common stock subject to repurchase, using the treasury stock method, and from convertible preferred stock, using the "if-converted" method. Potential shares consist of convertible preferred stock, unvested restricted common stock, stock options and warrants.

  The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive (in thousands):

                                                                              June 5, 1998        Year Ended
                                                                             (Inception) to       December 31,
                                                                               December 31,    ----------------
                                                                                  1998          1999      2000
                                                                             --------------    ------    ------
Shares issuable under stock options.........................................         --         4,248     8,674
Shares of restricted stock subject to repurchase............................      8,252         6,981     8,056
Shares issuable pursuant to warrants........................................         --            --     2,445
Shares of convertible preferred stock on an
 "as-if-converted" basis....................................................      4,464        23,297        --

  The weighted average exercise price of stock options was $0.21 at December 31, 1999 and $8.86 at December 31, 2000. The weighted average purchase price of restricted stock was $0.01 for the period ended December 31, 1998; $0.04 for the year ended December 31, 1999; and $0.50 for the year ended December 31, 2000. The average exercise price of outstanding warrants was $4.94 at December 31, 2000.

 Common Stock Splits

  In February 2000 and April 2000, respectively, the Company's Board of Directors and stockholders approved a two-for-one stock split, effected in the form of a stock dividend. All common share and per common share information presented in these consolidated financial statements have been adjusted to reflect these common stock splits.

 Recent Accounting Pronouncements

  In June 1998 the Financial Accounting Standards Board ("FASB") issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for changes in the values of those derivatives depends on the intended use of the derivatives and whether they qualify for hedge accounting. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for fiscal years beginning after June 15, 2000. The Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its consolidated financial statements.

                 BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

  In December 1999 the Securities and Exchange Commission ("SEC") published Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and provides interpretations regarding the application of generally accepted accounting principles to revenue recognition where there is an absence of authoritative literature addressing a specific arrangement or a specific industry. SAB 101 was effective for the Company in the fourth quarter of fiscal 2000. The Company's adoption of SAB 101 did not have a material effect on its consolidated financial statements.

  In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No.
25. This Interpretation clarifies the application of Opinion 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. In general, this Interpretation was effective July 1, 2000. The Company's adoption of Interpretation No. 44 did not have a material effect on the Company's financial position or results of operations.


3. Investments

  The following is a summary of available-for-sale investments (in thousands):

                                                                      December 31, 2000
                                                        ---------------------------------------------
                                                                     Gross        Gross     Estimated
                                                                  Unrealized   Unrealized     Fair
                                                          Cost       Gains       Losses       Value
                                                        --------  -----------  -----------  ---------
Short-term Investments:
 Corporate obligations................................  $ 49,163       $  21     $     (8)   $ 49,176
 Government agency....................................     1,508           9           --       1,517
 Asset-backed securities..............................    11,468          22           --      11,490
                                                        --------       -----     --------    --------
                                                          62,139          52           (8)     62,183
                                                        --------       -----     --------    --------

Long-term Investments:
 Corporate obligations................................    44,206         180           --      44,386
 Government agency....................................     6,958          58           --       7,016
                                                        --------       -----     --------    --------
                                                          51,164         238           --      51,402
                                                        --------       -----     --------    --------
                                                        $113,303       $ 290     $     (8)   $113,585
                                                        ========       =====     ========    ========

                                                                      December 31, 1999
                                                        ---------------------------------------------
                                                                    Gross        Gross      Estimated
                                                                  Unrealized   Unrealized      Fair
                                                          Cost      Gains        Losses       Value
                                                        --------  ----------   ----------   ---------
Short-term Investments:
 Corporate obligations................................   $ 2,562  $       --   $       --   $   2,562
                                                         =======  ==========   ==========   =========

  The contractual maturities of the Company's short-term investments at December 31, 2000, were one year or less while the Company's long-term marketable securities had contractual maturities between one and two years. Expected maturities may differ from contractual maturities because the issuers of the securities have the right to prepay or call obligations without prepayment penalties.

                 BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

4. Accounts Receivable

     Accounts receivable consisted of the following (in thousands):

                                                                           December 31,
                                                                        -----------------
                                                                          1999      2000
                                                                        -------   -------
Accounts receivable...................................................   $3,013   $13,437
Unbilled receivables..................................................      861        --
                                                                         ------   -------
                                                                          3,874    13,437
Allowance for doubtful accounts.......................................      225       853
                                                                         ------   -------
                                                                         $3,649   $12,584
                                                                         ======   =======

5. Property and Equipment

     Property and equipment consisted of the following (in thousands):

                                                                           December 31,
                                                                        -----------------
                                                                          1999      2000
                                                                        -------   -------
Computer equipment....................................................   $2,996   $11,637
Furniture and office equipment........................................      344     1,358
Leasehold improvements................................................      217       440
                                                                         ------   -------
                                                                          3,557    13,435
Less accumulated depreciation and amortization........................      796     4,722
                                                                         ------   -------
                                                                         $2,761   $ 8,713
                                                                         ======   =======

  Equipment held under capital leases totaled $367,000 and $633,000 as of December 31, 1999 and 2000, respectively. Accumulated amortization for equipment under capital leases totaled $107,000 and $301,000 as of December 31, 1999 and 2000, respectively.


6. Borrowings

  At December 31, 1999, the Company had $700,000 outstanding under a loan agreement with a bank. The loan was repaid and the underlying agreement was terminated in 2000. The maximum credit available under this loan agreement was $750,000 and was collateralized by certain assets of the Company, including property and equipment and accounts receivables. The loan bore interest at the bank's prime rate (8.50% at December 31, 1999).

  In January 2000, the Company signed an agreement with a leasing company for an equipment lease line of credit of $1,500,000 that expired unused in December 2000. In connection with this agreement, the Company issued a warrant to the leasing company for 45,000 shares of common stock at an exercise price of $1.50 per share. See Note 8.

                 BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

7. Commitments and Contingencies

  The Company leases certain facilities, including its corporate headquarters, under operating leases. Rent expense for the period from June 5, 1998 (Inception) through December 31, 1998 and for the years ended December 31, 1999 and 2000 was $72,000, $434,000, and $3,973,000, respectively.

  Future minimum lease payments as of December 31, 2000 were as follows (in thousands):

   Year Ending                                               Capital Operating
   December 31,                                              Leases    Leases
   ------------                                             -------- ---------
   2001....................................................   $244    $ 6,397
   2002....................................................    127      4,836
   2003....................................................     --      3,373
   2004....................................................     --      3,245
   2005....................................................     --      2,825
   Thereafter..............................................     --        935
                                                              ----    -------
   Total...................................................    371    $21,611
                                                                      =======
   Less amount representing interest.......................     45
                                                              ----
   Present value of capital lease obligations..............    326
   Less current portion....................................    209
                                                              ----
   Long-term portion.......................................   $117
                                                              ====

  The Company obtained letters of credit from financial institutions totaling $3,543,000 as of December 31, 2000, in lieu of security deposits for leased office space. No amounts have been drawn against the letter of credits.

  The Company licenses technologies from third party software providers that are incorporated into our product. Under the terms of these license agreements, which expire at various dates through June 2007, the Company pays royalties at various rates and amounts, generally based on unit sales or revenues. Royalty expense was $761,000 and $3,840,000 for the years ended December 31, 1999 and 2000, respectively. Such costs are included in the cost of license revenues and also in cost of service revenues to the extent royalties are paid for maintenance contracts sold.

8. Stockholders' Equity

  Blue Martini LLC, a Delaware limited liability company, was formed on June 5, 1998 with two classes of ownership: class A units and class B units. On January 12, 1999, Blue Martini LLC changed its legal form from a limited liability company to a corporation. This change was effected through a merger between Blue Martini Software, Inc. and Blue Martini LLC, with Blue Martini Software, Inc. being the surviving entity. In connection with this merger, the class A unit holders exchanged their units for an equal number of shares of series A convertible preferred stock and the class B unit holders exchanged their units for an equal number of shares of common stock of Blue Martini Software, Inc. As the various rights and preferences of the two classes of ownership were identical before and after the merger and the holders were identical and had the same ownership percentages before and after the merger, this transaction has accordingly been accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests and has been reflected in the accompanying financial statements as if it had occurred at the issuance of the original ownership units.

                 BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

 Initial Public Offering

  On July 28, 2000, the Company closed its initial public offering of 8,625,000 shares of its common stock, which included 1,125,000 shares issued in connection with the exercise of the underwriters' overallotment, at $20 per share. Net proceeds of the offering were approximately $158.4 million, after deducting underwriter discounts, commissions and other offering expenses. Simultaneously with the closing of the initial public offering, all 5,824,317 shares of the Company's convertible preferred stock were automatically converted into 23,297,268 shares of common stock.

 Common Stock

  Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors subject to the rights of holders of all classes of stock having priority rights as to dividends. No cash dividends have been declared or paid through December 31, 2000.

 Convertible Preferred Stock

  In conjunction with the Company's initial public offering, the number of authorized shares of convertible preferred stock, par $0.001, per share, was decreased from 7,200,000 shares to 5,000,000 shares. As of December 31, 2000, there were no shares of convertible preferred stock issued or outstanding.

 Warrants

  In January 2000, the Company granted a fully exercisable warrant to purchase 45,000 shares of common stock at an exercise price of $1.50 per share in connection with an equipment lease agreement (see Note 6). Such warrants were outstanding as of December 31, 2000 and expire 10 years after issuance. The fair value of the warrants was $176,000, calculated based upon the Black-Scholes option pricing model using $25.00 as the fair value of the underlying common stock and the following weighted average assumptions: no dividends; contractual life of 10 years; risk-free interest rate of 6.6%; and expected volatility of 75%. This amount was amortized over the one-year lease term.

  In April 2000, the Company entered into a non-exclusive marketing and business development agreement with a systems integrator to promote and market Blue Martini's products in Europe, the Middle East and Africa. As part of this marketing agreement, the Company issued a warrant to purchase 2,400,000 shares of common stock at an exercise price of $5.00 per share. Such warrant was outstanding at December 31, 2000. The warrant is fully vested and non-forfeitable and is exercisable at the end of eight years and can be exercised sooner upon the achievement of performance milestones during the first four years of the marketing agreement. The fair value of this warrant, based on an independent valuation, was $13.8 million. The warrant valuation was determined using a Black-Scholes model that assumed a risk-free interest rate of 6.2%, expected volatility of 80%, no dividends and a contractual life of eight years. The value of this warrant is being amortized over the four-year term of the marketing agreement and is included as a non-cash component of marketing and sales expense in our consolidated statement of operations, totaling $2,304,000 in 2000.

                 BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

 Stock Plans

  2000 Equity Incentive Plan

  In April 2000, the Company's board of directors approved the Equity Incentive Plan, an amendment and restatement of the 1998 Equity Incentive Plan ("Incentive Plan"). The Company is authorized to issue up to 30 million shares in connection with the Incentive Plan to employees and consultants. For a period of ten years commencing on January 1, 2001, the share reserve will increase automatically each January 1/st/ by the greater of 5% of the Company's "diluted shares outstanding" (as defined by the plan), or the number of shares granted under the Incentive Plan during the prior twelve-month period. All options available for grant under the 1998 Plan were transferred to the 2000 Plan on its effective date and have substantially the same terms. The Incentive Plan provides for the issuance of stock purchase rights, incentive stock options or nonstatutory stock options. At December 31, 2000, a total of 6.5 million shares were available for future issuance under the Incentive Plan.

  The stock purchase rights are subject to a restricted stock purchase agreement whereby the Company has the right to repurchase the stock upon the voluntary or involuntary termination of the purchaser's employment from the Company at the original issuance price. The Company's repurchase right lapses at a rate determined by the board of directors, but at a minimum rate of 25% per year. As of December 31, 2000, approximately 8,056,000 shares of common stock had been issued to employees upon the exercise of unvested options, which are subject to repurchase, at a weighted average repurchase price of $0.50 per share.

  Under the Incentive Plan, the exercise price for incentive stock options is at least 100% of the stock's fair market value on the date of grant for employees owning 10% or less of the voting power of all classes of stock, and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For nonstatutory stock options, the exercise price is also at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock and no less than 85% for employees owning 10% or less of the voting power of all classes of stock.

  The Incentive Plan is administered by the board of directors, which has the authority to designate participants, determine the number and type of options to be granted, the time at which options are exercisable, the method of payment and any other terms or conditions of the options. Options generally have a term of 10 years and become exercisable immediately, and vest at 25% upon completion of one year of service from the vesting commencement date and ratably over the next 36 months.

 2000 Non-employee Directors' Stock Option Plan

  In April 2000, the Company's board of directors approved the 2000 Non-employee Directors' Stock Option Plan ("Directors' Plan") under which 300,000 common shares were reserved for issuance. At December 31, 2000, a total of 175,000 shares were available for future issuance under the Directors' Plan. For a period of ten years commencing on January 1, 2001, the share reserve will increase automatically each January 1/st/ by the greater of 0.25% of the Company's "diluted shares outstanding" (as defined by the plan) or the number of shares granted under the Directors' Plan during the prior twelve-month period.

                 BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

  Activity under the Incentive and Directors' Plans was as follows (in thousands, except per share amounts):

                                                                June 5, 1998
                                                               (Inception) to                Year Ended December 31,
                                                              December 31, 1998            1999                 2000
                                                           ---------------------- --------------------- --------------------
                                                                        Weighted              Weighted             Weighted
                                                                         Average               Average              Average
                                                            Number of   Exercise  Number of   Exercise  Number of  Exercise
                                                             Shares       Price    Shares       Price    Shares      Price
                                                            ---------  ---------  ---------  ---------  ---------  ---------
Outstanding, beginning of period........................         --       $  --        --      $   --     4,248     $ 0.21
Granted.................................................      8,253        0.01     6,316        0.19    10,503       7.91
Exercised...............................................     (8,253)       0.01    (1,676)       0.13    (5,714)      0.81
Canceled................................................         --          --      (392)       0.16      (363)      5.63
                                                             ------                ------               -------
Outstanding, end of period..............................         --          --     4,248        0.21     8,674       8.86
                                                             ======                ======               =======
Exercisable, end of period..............................         --          --        10        0.13     7,093       5.71
                                                             ======                ======               =======

Weighted average fair value of options granted with
 exercise prices equal to fair value at date of grant...         --          --        --          --     2,006     $22.37
Weighted average fair value of options granted with
 exercise price less than fair value at date of grant...      8,253        0.27     6,316        1.68     8,497     $ 4.49

  The following table summarizes information about stock options as of December 31, 2000 (option amounts in thousands):


                              Options Outstanding                   Options Exercisable
               ---------------------------------------------- -----------------------------
                                        Weighted
                                        Average     Weighted                       Weighted
                             Number    Remaining    Average         Number         Average
               Exercise        of     Contractual   Exercise          of           Exercise
                Prices       Options  Life (Years)   Price          Options         Price
            -------------    -------  ------------  --------  -------------------  --------
            $ 0.13-$ 0.25       426         8.72     $ 0.20                  426    $ 0.20
                   $ 1.50     2,979         9.16       1.50                2,979      1.50
                     2.50       187         9.22       2.50                  187      2.50
            $ 6.00-  9.00     2,315         9.39       7.51                2,135      7.54
            $12.00-$15.25     1,420         9.67      12.00                  990     12.00
            $20.00-$29.00     1,001         9.76      18.20                  376     20.00
            $30.13-$42.75       286         9.80      33.93                   --        --
            $45.50-$47.25        60         9.71      46.39                   --        --
                              -----                                        -----
                              8,674                  $ 8.86                7,093    $ 5.71
                              =====                                        =====

                 BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

2000 Employee Stock Purchase Plan

  In April 2000, the Company's board of directors approved the 2000 Employee Stock Purchase Plan under which 4,000,000 shares have been reserved for issuance. For a period of ten years commencing on January 1, 2001, the share reserve will increase automatically each January 1/st/ by the greater of 2.5% of the Company's "diluted shares outstanding" (as defined by the plan) or the number of shares granted under the Employee Stock Purchase Plan during the prior twelve-month period. The 2000 Employee Stock Purchase Plan contains successive six-month offering periods and the share price of stock purchased under the plan is 85% of the lower of the fair value of the common stock either at the beginning or the end of the period. As of December 31, 2000, no shares had been issued under this plan and $2,619,000 of employee contributions were included in other accrued liabilities at such date.

 Stock Compensation

  During the period from inception through December 31, 1998 and the years ended December 31, 1999 and 2000, the Company issued options to certain employees under the Incentive Plan with exercise prices below the amount subsequently determined to be the fair value of the common stock at the date of grant for financial reporting purposes. In accordance with the requirements of APB No. 25, the Company has recorded deferred stock compensation for the differences between the exercise price of the options and the deemed fair market value of the Company's stock at the date of grant. The Company recorded deferred stock compensation of $2,223,000 for the period from inception through December 31, 1998 and $10,382,000 and $50,602,000 and for the years ended December 31, 1999 and 2000, respectively. The deferred stock compensation is being amortized to expense over the period during which the options vest, generally four years using a method consistent with Interpretation No. 28 ("FIN 28"). Under the FIN 28 method, each vested tranche of options is accounted for as a separate option grant awarded for past service. Accordingly, the compensation expense is recognized over the period during which the services have been provided.

  For the years ended December 31, 1999 and 2000, the Company granted 90,000 and 172,000 immediately vested and exercisable common stock options, respectively, to non-employees and recorded related stock compensation of $47,000 and $1,621,000, respectively. The recorded amounts reflects the fair value of these stock options at their respective grant dates, calculated based upon the Black-Scholes option pricing model using the fair values of the underlying common stock on the grant dates and the following weighted-average assumptions: no dividends; contractual life of 10 years; risk free interest rate of 6.0%; and, expected volatility of 75%.

  The amortization of deferred stock compensation, combined with the expense associated with stock options granted to non-employees, relates to the following items in the accompanying consolidated statements of operations (in thousands):



                                        June 5, 1998     Year Ended
                                       (Inception) to    December 31,
                                         December 31,  ---------------
                                             1998       1999     2000
                                            -----      ------  -------
     Cost of revenues...............        $  --      $  436  $ 7,192
     Sales and marketing............          332       1,398    7,001
     Research and development.......           91       1,088    6,606
     General and administrative.....          105         276    9,772
                                            -----      ------  -------
                                            $ 528      $3,198  $30,571
                                            =====      ======  =======

                 BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

  The Company has adopted the disclosure only provisions of SFAS No. 123. Had compensation cost been determined based on the fair value at the grant date for the awards for the period from inception through December 31, 1998 and the years ended December 31, 1999 and 2000, the Company's net loss would have been as follows (in thousands, except per share amounts):

                                                                June 5, 1998           Year Ended
                                                               (Inception) to          December 31,
                                                                December 31,    -----------------------
                                                                   1998           1999           2000
                                                                 -------        --------       --------
Net loss:
 As reported................................................     $(1,582)       $(10,874)      $(62,087)
 Pro forma..................................................     $(1,584)       $(10,918)      $(78,020)
Basic and diluted net loss per common share:
 As reported................................................     $ (0.07)       $  (0.47)      $  (1.52)
 Pro forma..................................................     $ (0.07)       $  (0.48)      $  (1.91)

  The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model, using the following assumptions: no dividends, expected five year lives, and zero expected volatility for the period from inception through December 31 1998, the year ended December 31, 1999, and for the period up until the filing of our registration statement on Form S-1 with the Securities and Exchange Commission on May 2, 2000, and 100% for the remainder of the year ended December 31, 2000; and risk-free interest rate of 4.9%, 5.7% and 6.6% for the period from inception through December 31, 1998 and for the years ended December 31, 1999 and 2000, respectively.

9. Income Taxes

  The differences between the income tax expense (benefit) computed at the federal statutory rate and the Company's tax provision for all periods presented after January 12, 1999 is as follows (in thousands):

                                                                          Period from        Year Ended
                                                                       January 12, 1999       December
                                                                               to                31,
                                                                      December 31, 1999         2000
                                                                      -----------------      ----------
Federal tax at statutory rate.......................................      $  (3,697)          $(21,730)
Net operating losses not benefited..................................          2,485             10,697
Deferred compensation...............................................          1,071             10,642
Other...............................................................            141                391
                                                                          ---------           --------
                                                                          $      --           $     --
                                                                          =========           ========

 The individual components of the Company's deferred tax assets are as follows (in thousands):

                                                                            December 31,
                                                                      ----------------------
                                                                        1999          2000
                                                                      --------     ---------
Deferred tax assets:
 Accruals and reserves.............................................   $ 1,353      $  4,312
 Net operating loss carryforwards..................................     1,693         8,734
 Credit carryforwards..............................................       579         1,970
 Other.............................................................        89           485
                                                                      -------      --------
 Total deferred tax assets.........................................     3,714      $ 15,501

 Less valuation allowance..........................................    (3,714)      (15,501)
                                                                      -------      --------
  Net deferred tax assets..........................................   $    --      $     --
                                                                      =======      ========

                  BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

     Management has established a valuation allowance for the portion of deferred tax assets for which realization is uncertain. The net change in the total valuation allowance for the years ended December 31, 1999 and 2000 were increases of $3,662,000 and $11,787,000, respectively.

     The Company has net operating loss carryforwards for federal and California income tax purposes of approximately $20,998,000 and $15,696,000, respectively, available to reduce future income subject to income taxes. The Company can carryforward the net operating loss arising from the Subchapter C corporation period, which began January 12, 1999. For the period the Company operated as a limited liability company, the Company has elected to be treated as a partnership for tax purposes. Therefore net operating losses incurred as a flow-through entity prior to January 12, 1999 are not available to reduce future income subject to income taxes. The Company recorded no net deferred tax assets or liabilities at the date of the change in tax status as the gross deferred tax assets existing at that date were fully offset by a valuation allowance.

     The federal net operating loss carryforwards expire in 2020. The California net operating loss carryforwards expire in 2010.

     As of December 31, 2000 the Company had research and other credit carryforwards for federal and California income tax purposes of approximately $1,158,000 and $812,000, respectively available to reduce future income taxes. The federal credits expire beginning in 2019; the California credit may be carried forward indefinitely.

     The Tax Reform Act of 1986 imposes restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change" as defined by the Internal Revenue Code. The Company's ability to utilize its net operating loss and tax credit carryforwards is subject to restriction pursuant to these provisions.

10. Significant Customer Information and Segment Reporting

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

     The Company's chief operating decision-maker is considered to be the chief executive officer ("CEO"). The CEO reviews financial information presented for purposes of making operating decisions and assessing financial performance. The financial information is identical to the information presented in the accompanying consolidated statements of operations and the Company had no significant foreign operations through December 31, 1999. For the year ended December 31, 2000, revenues derived from customers outside the United States, principally in Europe, Asia and Latin America, represented 19% of consolidated revenues. On this basis, the Company is organized and operates in a single segment: the design, development and marketing of software solutions.

                  BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

     Disaggregated information by major product is as follows (in thousands):

                                                          Year Ended
                                                         December 31,
                                                       -----------------
                                                          1999      2000
                                                       -------   -------
Revenues:
 License............................................   $ 7,205   $42,650
 Service:
  Consulting and training...........................     3,664    26,519
  Maintenance.......................................       363     5,082
                                                       -------   -------
                                                       $11,232   $74,251
                                                       =======   =======

     Significant customer information is as follows: For the year ended December 31, 2000, no individual customer accounted for more than 10% of consolidated revenues. At December 31, 2000, the receivable balance from one customer represented 11% of net accounts receivable outstanding. For the year ended December 31, 1999, three customers individually accounted for 19%, 19% and 10% of the Company's consolidated revenues. At December 31, 1999, receivable balances from three customers accounted for 30%, 12% and 10% of net accounts receivable outstanding.

     One of the Company's directors sits on the board of directors of one of the customers which accounted for 19% of revenues in the year ended December 31, 1999.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 21, 2001.

                                        Blue Martini Software, Inc.



                                        By:     /s/ MONTE ZWEBEN
                                           -----------------------------
                                                Monte Zweben
                                                Chairman, President and
                                                Chief Executive Officer



                               POWER OF ATTORNEY

     Know All Persons By These Presents, that each person whose signature appears below constitutes and appoints Monte Zweben and John E. Calonico, Jr., and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by ours said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.


               Signature                                      Title                                   Date
----------------------------------------        -----------------------------------              ---------------
     /s/ MONTE ZWEBEN                           Chairman, President and Chief                     March 21, 2001
----------------------------------------        Executive Officer
     Monte Zweben                               (Principal Executive Officer)

     /s/ JOHN E. CALONICO, JR.                  Vice President and Chief Financial                March 21, 2001
----------------------------------------        Officer (Principal Financial and
     John E. Calonico, Jr.                      Accounting  Officer)


     /s/ JAMES C. GAITHER                       Director                                          March 21, 2001
----------------------------------------
     James C. Gaither

     /s/ A. MICHAEL SPENCE                      Director                                          March 21, 2001
----------------------------------------
     A. Michael Spence

     /s/ ANDREW W. VERHALEN                     Director                                          March 21, 2001
----------------------------------------
     Andrew W. Verhalen

     /s/ EDWARD H. VICK                         Director                                          March 21, 2001
----------------------------------------
     Edward H. Vick

     /s/ WILLIAM F. ZUENDT                      Director                                          March 21, 2001
----------------------------------------
     William F. Zuendt

                               INDEX TO EXHIBITS
                               -----------------


Exhibit        Description
Number

  3.1          Amended and Restated Certificate of Incorporation of the
               Registrant./1/

  3.2          Amended and Restated Bylaws of the Registrant/2/

  4.1          Specimen Stock Certificate./3/

 10.1          2000 Equity Incentive Plan, as amended./4/

 10.2          2000 Employee Stock Purchase Plan, as amended./4/

 10.3          2000 Non-Employee Directors' Stock Option Plan./3/

 10.4 Commercial Office Lease Agreement by and between Peninsula Office Park Associates, L.P. and Registrant, as amended./3/

 10.5 Agreement and Plan of Merger by and between the Registrant and Blue Martini LLC dated January 12, 1999./3/

 10.6 Form of Class A Units Agreements by and between the Registrant and certain investors of the Registrant./3/

 10.7 Form of Restricted Class B Units Agreement by and between the Registrant and certain investors of the Registrant./3/

 10.8 Series B Preferred Stock Purchase Agreement by and between the Registrant and certain investors of the Registrant dated January 13, 1999./3/

 10.9 Series C Preferred Stock Purchase Agreement by and between the Registrant and certain investors of the Registrant dated July 20, 1999./3/

 10.10 Investor Rights Agreement by and between the Registrant and certain investors of the Registrant dated July 20, 1999./3/

 10.11 Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers./3/

 10.12 License and Marketing Agreement by and between the Registrant and Neuron Data, Inc., now Blaze Software, Inc., dated March 31, 1999, as amended./3/

 10.13 ISV Software and License Agreement between the Registrant and BEA Systems, Inc., dated January 29, 1999, as amended./3/

 10.14         Agreement by and between the Registrant and John E. Calonico,
               Jr./3/

 10.15 Blue Martini Software Training Facility Agreement between the Registrant and Diversified Computer Consultants of California, Inc., dated March 1, 2000./3/

 10.16 Master Lease Agreement between the Registrant and Comdisco, Inc., dated December 6, 1999./3/

 10.17 First Amendment to Lease between Peninsula Office Park Associates, L.P., and Registrant, dated May 12, 1999./5/

 10.18 Second Amendment to Lease between Peninsula Office Park Associates, L.P., and Registrant, dated August 5, 1999./5/

 10.19 Third Amendment to Lease between Peninsula Office Park Associates, L.P., and Registrant, dated January 11, 2000./5/

 10.20         Sublease between Virage, Inc. and Registrant, dated August 15,
               2000./5/

 10.21 Blue Martini Software Training Facility Agreement between Diversified Computer Consultants, LLC and Registrant, dated September 13, 2000./5/

 10.22         Agreement by and between the Registrant and Laurent Pacalin./4/

 10.23         Agreement by and between the Registrant and Jeanne Urich./4/

 10.24 Fourth Amendment to Lease between Peninsula Office Park Associates, L.P., and Registrant, dated December 20, 2000./4/

 10.25 Fifth Amendment to Lease between Peninsula Office Park Associates, L.P., and Registrant, dated February 16, 2001./4/

 10.26 First Amendment to the Sublease between Virage, Inc. and Registrant dated December 1, 2000./4/

 10.27 Amendment to the License and Marketing Agreement by and between the Registrant and Neuron Data, Inc., now Blaze Software, Inc., dated December 22, 2000. +/4/

 10.28 Lease Agreement between 411 Borel LLC and Registrant, dated February 5, 2001./4/

 23.1          Consent of KPMG LLP, Independent Auditors./4/

 24.1          Power of Attorney is contained on the signature pages.

________________________________________________________________________________

+ Confidential treatment requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

/1/ Incorporated by reference to the Registrant's Form 10-Q for the six-month period ended June 30, 2000.

/2/ Incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 333-55374).

/3/ Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-36062), as amended.

/4/  Filed herewith.

/5/ Incorporated by reference to the Registrant's Form 10-Q for the nine-month period ended September 30, 2000.