Form 10-Q
period 2001-03-31
BLUE MARTINI SOFTWARE INC
filed 2001-05-14
CIK 1077814

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             _____________________
                                   FORM 10-Q
                            ______________________


X    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
--
     Act of 1934

     For the quarterly period ended March 31, 2001

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

               Yes     X                  No _____
                     -----

As of May 1, 2001 there were approximately 69,705,000 shares of the registrant's common stock outstanding.

================================================================================

                          BLUE MARTINI SOFTWARE, INC.

                                     INDEX

                     PART I.  FINANCIAL INFORMATION                         Page No.
                                                                            --------
Item 1.   Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets
           March 31, 2001 and December 31, 2000............................   3

          Condensed Consolidated Statements of Operations
           Three months ended March 31, 2001 and 2000......................   4

          Condensed Consolidated Statements of Cash Flows
           Three months ended March 31, 2001 and 2000......................   5

          Notes to Condensed Consolidated Financial Statements.............   6

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................   9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......  24


                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..................................  25

         Signatures........................................................  26

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          BLUE MARTINI SOFTWARE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                (In thousands)

                          ASSETS                                 March 31, 2001     December 31, 2000
                                                                 ---------------    -----------------
                                                                   (Unaudited)

Current assets:
  Cash and cash equivalents.....................................      $ 31,047            $ 40,101
  Short-term investments........................................        42,266              62,183
  Accounts receivable, net......................................        10,093              12,584
  Prepaid expenses and other current assets.....................         7,602               6,942
                                                                      --------            --------
    Total current assets........................................        91,008             121,810
Property and equipment, net.....................................         9,804               8,713
Long-term investments...........................................        57,041              51,402
Intangible assets and other, net................................         5,982               6,373
                                                                      --------            --------
    Total assets................................................      $163,835            $188,298
                                                                      ========            ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..............................................      $  2,830            $  4,434
  Accrued employee compensation.................................         9,015               9,411
  Other current liabilities.....................................        10,782              14,233
  Deferred revenues.............................................        10,520              15,249
  Current portion of long-term obligations......................           179                 209
                                                                      --------            --------
    Total current liabilities...................................        33,326              43,536
Long-term obligations, less current portion.....................           106                 117
                                                                      --------            --------
    Total liabilities...........................................        33,432              43,653
                                                                      --------            --------
Stockholders' equity:
  Common stock..................................................            69                  69
  Additional paid-in-capital....................................       262,835             260,943
  Deferred stock compensation...................................       (33,026)            (42,106)
  Accumulated other comprehensive income........................           773                 282
  Accumulated deficit...........................................      (100,248)            (74,543)
                                                                      --------            --------
    Total stockholders' equity..................................       130,403             144,645
                                                                      --------            --------
    Total liabilities and stockholders' equity..................      $163,835            $188,298
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

                          BLUE MARTINI SOFTWARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)
                                  (Unaudited)

                                                                           Three Months Ended
                                                                                 March 31,
                                                                      ---------------------------
                                                                          2001               2000
                                                                      --------           --------
Revenues:
 License..........................................................    $  8,023           $  6,070
 Service..........................................................      12,506              4,611
                                                                      --------           --------
  Total revenues..................................................      20,529             10,681
                                                                      --------           --------
Cost of revenues:
 License..........................................................       1,179                561
 Service..........................................................      13,892              6,237
                                                                      --------           --------
  Total cost of revenues..........................................      15,071              6,798
                                                                      --------           --------
  Gross profit....................................................       5,458              3,883
                                                                      --------           --------
Operating expenses:
 Sales and marketing..............................................      16,887              8,580
 Research and development.........................................       7,391              4,402
 General and administrative.......................................       6,985              2,528
 Restructuring charges............................................       2,107                 --
                                                                      --------           --------
  Total operating expenses........................................      33,370             15,510
                                                                      --------           --------
  Loss from operations............................................     (27,912)           (11,627)
Interest income and other, net....................................       2,207                 60
                                                                      --------           --------
  Net loss........................................................    $(25,705)          $(11,567)
                                                                      ========           ========

Basic and diluted net loss per common share.......................      $(0.41)            $(0.46)
                                                                      ========           ========
Shares used in computing basic and diluted
 net loss per common share........................................      62,110             25,108
                                                                      ========           ========

    See accompanying notes to condensed consolidated financial statements.

                          BLUE MARTINI SOFTWARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)
                                  (Unaudited)

                                                                                                    Three Months Ended
                                                                                                        March 31,
                                                                                              ----------------------------
                                                                                                2001                2000
                                                                                              --------            --------
Operating activities:
 Net loss.................................................................................    $(25,705)           $(11,567)
 Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Depreciation and amortization........................................................       2,176                 623
   Amortization of stock compensation and warrants........................................       7,902               5,761
   Provision for doubtful accounts........................................................         950                 234
   Restructuring charges..................................................................       2,107
 Changes in operating assets and liabilities:
   Accounts receivable....................................................................       1,541              (3,112)
   Prepaid expenses and other assets......................................................        (769)             (1,319)
   Accounts payable, accrued employee compensation and
     other current liabilities............................................................      (3,177)              5,564
   Deferred revenues......................................................................      (4,729)              5,482
                                                                                              --------            --------
    Net cash provided by (used in) operating activities...................................     (19,704)              1,666
                                                                                              --------            --------
Cash flows from investing activities:
 Purchases of property and equipment......................................................      (2,898)             (2,704)
 Payment on short-term installment plan for the purchase of intangible assets.............      (4,250)                 --
 Sales and maturities of investments, net.................................................      14,769                 816
                                                                                              --------            --------
    Net cash provide by (used for) investing activities...................................       7,621              (1,888)
                                                                                              --------            --------
Cash flows from financing activities:
 Net proceeds from issuance of common stock...............................................       3,111               1,872
 Repurchases of common stock..............................................................         (41)                 --
 Repayment of debt and capital lease obligations..........................................         (41)               (126)
                                                                                              --------            --------
    Net cash provided by financing activities.............................................       3,029               1,746
                                                                                              --------            --------
Net increase (decrease) in cash and cash equivalents......................................      (9,054)              1,524
Cash and cash equivalents at beginning of period..........................................      40,101              10,362
                                                                                              --------            --------
Cash and cash equivalents at end of period................................................    $ 31,047            $ 11,886
                                                                                              ========            ========

Supplemental disclosures of noncash investing and financing activities:
Property and equipment acquired under capital lease
obligations...............................................................................    $     --            $    266
                                                                                              ========            ========
Deferred stock compensation...............................................................    $     --            $ 34,261
                                                                                              ========            ========
 Warrants issued in connection with lease financing and
  marketing arrangement...................................................................    $     --            $    176
                                                                                              ========            ========
 Forfeiture of stock options with deferred stock compensation.............................    $  1,178            $     --
                                                                                              ========            ========

    See accompanying notes to condensed consolidated financial statements.

                          BLUE MARTINI SOFTWARE, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

     The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Blue Martini Software, Inc. ("Blue Martini Software" or the "Company") Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results for the entire year ending December 31, 2001.


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

     The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive (in thousands):

                                                                                Three Months Ended
                                                                                    March 31,
                                                                               --------------------
                                                                                 2001        2000
                                                                               --------   ---------
Shares issuable under stock options..........................................   11,083       5,308
Shares of restricted stock subject to repurchase.............................    6,580       9,937
Shares issuable pursuant to warrants.........................................    2,445          45
Shares of convertible preferred stock on an "as-if-converted" basis..........       --      23,297

     The weighted average exercise price of stock options outstanding was $8.71 and $1.25 at March 31, 2001 and 2000, respectively. The weighted average purchase price of restricted stock was $0.46 and $0.20 at March 31, 2001 and 2000, respectively. The weighted average exercise price of warrants was $4.94 and $1.50 at March 31, 2001 and 2000, respectively.

Note 3.  Comprehensive Income (Loss)

     Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity but are excluded from net income. The components of accumulated comprehensive loss are as follows (in thousands):

                                                                               Three Months Ended
                                                                                   March 31,
                                                                           ------------------------
Net loss................................................................   $(25,705)      $(11,567)
Unrealized gain on available for sale investments, net of tax...........        491             --
                                                                           --------       --------
 Total comprehensive loss...............................................   $(25,214)      $(11,567)
                                                                           ========       ========

Note 4.  Cash, Cash Equivalents and Short and Long-Term Investments

     The Company considers all highly liquid investments with remaining maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds, commercial paper and various deposit accounts. Cash equivalents are recorded at cost, which approximates fair value. At March 31, 2001 the Company's cash equivalents consisted of high-quality institutional money market funds.

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


Note 5.  Restructuring Charges

     During the quarter ended March 31, 2001, we initiated cost saving actions resulting in restructuring charges of $2.1 million. These charges included $1.4 million for the cancellation of facility lease contracts and $0.7 million for severance benefits to be paid to employees involuntarily terminated and the write-down of operating assets to be disposed of. These actions resulted in the termination of approximately 70 employees. We anticipate paying restructuring-related costs of approximately $2.0 million during the quarter ending June 30, 2001.


Note 6.  Segment Reporting

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

     The Company's chief operating decision-maker is considered to be the chief executive officer ("CEO"). The CEO reviews financial information presented for purposes of making operating decisions and assessing financial performance. The financial information is identical to the information presented in the accompanying consolidated statements of operations and the Company had no significant foreign operations through December 31, 1999. For the three months ended March 31, 2001 and 2000, revenues derived from customers outside the United States, principally in Europe, Asia and Latin America, represented 21% and 19% of consolidated revenues, respectively. On this basis, the Company is organized and operates in a single segment: the design, development and marketing of software applications.

     For the quarter ended March 31, 2001, no single customer accounted for 10% or more of our consolidated revenues. During the same period in 2000, sales to two customers individually represented 12% and 10% of our consolidated revenues.


Note 7.  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for changes in the values of those derivatives depends on the intended use of the derivatives and whether they qualify for hedge accounting. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for fiscal years beginning after June 15, 2000. The Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the adoption of the new standard had no effect on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of Blue Martini Software should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as "can," "may," "believe," "designed to," "will," "expect," "plan," "anticipate," "estimate," "potential," or "continue," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements involve risks and uncertainties and actual results, performance or achievement, either of Blue Martini Software, third parties or our industry, could differ materially from those discussed in the forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date thereof, and the Company assumes no obligation to update any forward-looking statement or risk factors.

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

     Blue Martini Software competes in the Electronic Customer Relationship Management (eCRM) market and provides enterprise software applications and services that enable companies to understand, target and interact with their customers and business partners. Our products' analytic capabilities are designed to allow companies to develop insights regarding customer behavior, and then use these insights to provide customers with relevant products, content and offerings. Our application suite also allow companies to interact with customers and channel partners across multiple "touch points," including websites, mobile wireless devices, cellular phones, e-mail and online marketplaces.

     Blue Martini Software's comprehensive packaged applications are designed to offer extensive capabilities out-of-the-box, enabling companies to implement eCRM solutions quickly and accelerate their time to benefit. Our application suite is designed to be business-user friendly, allowing non-technical employees to manage the day-to-day online content, campaigns and programs. In addition, our application suite is extensible, thereby allowing developers to create differentiating capabilities.

     Blue Martini Software's target customers include senior sales, marketing, information technology (IT) and service executives in larger, established companies. We primarily target our licensing and marketing efforts towards the manufacturing, retail, financial services and consumer goods industries. As of March 31, 2001, we had licensed our products to 93 customers worldwide.

     We recognize revenues in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition," as modified by SOP 98-9. SOP 97-2, as modified, generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, post contract customer support ("PCS"), installation, training, etc. to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. If evidence of fair value does not exist for all elements of a license agreement and PCS is the only undelivered element, then all revenue for the license arrangement is recognized ratably over the term of the agreement. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred, and the remaining portion of the arrangement fee is recognized as revenue.

     Our revenues are derived from the licensing of our application suite and the sale of related services. The license agreement for our application suite typically provides for an initial license fee to use the software in perpetuity. License revenues are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable, assuming no significant future obligations or customer acceptance rights exist. If an acceptance period is contractually provided, revenues are recognized upon the earlier of customer acceptance or the expiration of that period. In instances where delivery is electronic and all other criteria for revenue recognition have been achieved, the product is considered to have been delivered when the customer either takes possession by downloading the software or the access code to download the software has been provided to the customer. Payments received in advance of revenue recognition are recorded as deferred revenues.

     Services revenues are principally derived from consulting services, technical support and training. Our maintenance agreements entitle customers to receive software updates, maintenance releases and technical support. Maintenance is typically paid in advance and the related revenues are deferred and recognized ratably over the term of the maintenance contract, which is typically one year. A majority of our customers use systems integrators to implement our application suite. Consulting services and training are typically sold on a time-and-materials basis and revenues from these services are recognized when the services are performed and collectibility is deemed probable.

     We market our application suite primarily through a direct sales force. We also engage in alliances with systems integrators and technology vendors to assist us in marketing and selling our application suite and related services. While our revenues to date have been derived principally from customers in the United States, international revenues accounted for 21% of our revenues for the quarter ended March 31, 2001 and 19% for the quarter ended March 31, 2000. We believe international revenues will represent a significant portion of our total revenues in the future but may fluctuate as a percentage of revenues in the near term as we build out our international presence. Although we have a limited operating history, we believe that our quarterly operating results may reflect seasonal fluctuations. For instance, quarterly results may fluctuate based on our customers' fiscal year, budgeting cycles, sales incentive plans, slow summer purchasing patterns and general economic conditions in markets where we conduct business.

     To date, we have derived a significant portion of our revenues from a small number of customers. No single customer accounted for more than 10% of our total revenues for the quarter ended March 31, 2001. Revenues from two customers individually represented 12% and 10% of our total revenues in the quarter ended March 31, 2000. While we do not anticipate that any one customer will represent more than 10% of total revenues in 2001, we do expect that a limited number of customers will continue to account for a substantial portion of our license revenues in a given quarter. As a result, if we lose a major customer or if anticipated significant license contracts are delayed or cancelled, our revenues and operating results in a particular quarterly period would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period. If we fail to obtain a significant number of new customers or additional orders from existing customers in any period, our business and operating results would be harmed.

     We believe our success requires expanding our customer base, growing our relationships with consulting and system integrator partners, continuing to enhance our application suite and growing our professional services, sales, technical support and training organizations. There can be no assurance that we will be successful in accomplishing any of these goals. We expect that our operating expenses will increase to the extent we invest to expand our sales and marketing operations worldwide, fund greater levels of research and development and expand our related infrastructure. As a result of anticipated increases in our operating expenses, we expect to continue to incur net losses both on a quarterly and annual basis for the foreseeable future. Our operating expenses are based in part on our expectations of future revenues and are relatively fixed in the short term. As such, a delay in completion of new customer license contracts or the recognition of revenues from one or more license contracts could cause significant variations in our operating results from quarter to quarter and could result in net losses in a given quarter being greater than expected.

Results of Operations

     The following table presents selected financial data for the periods indicated as a percentage of total revenues:

                                                                              Three Months Ended
                                                                                   March 31,
                                                                           --------------------------
                                                                              2001            2000
                                                                           ----------      ----------
Revenues:
 License...............................................................        39%             57%
 Service...............................................................        61              43
                                                                           ------            ----
     Total revenues....................................................       100             100
                                                                           ------            ----
Cost of revenues:
 License...............................................................         5               5
 Service...............................................................        68              59
                                                                           ------            ----
     Total cost of revenues............................................        73              64
                                                                           ------            ----
     Gross profit......................................................        27              36
                                                                           ------            ----
Operating expenses:
 Sales and marketing...................................................        82              80
 Research and development..............................................        36              41
 General and administrative............................................        34              24
 Restructuring charges.................................................        11              --
                                                                           ------            ----
     Total operating expenses..........................................       163             145
                                                                           ------            ----
     Loss from operations..............................................      (136)           (109)
Interest and other, net................................................        11               1
                                                                           ------            ----
     Net loss..........................................................      (125)%          (108)%
                                                                           ======            ====

Revenues

     License. Our first software product was commercially released in late March 1999, and we recognized no license revenues before that date. License revenues increased from $6.1 million for the three months ended March 31, 2000 to $8.0 million for the three months ended March 31, 2001. The increase in license revenues for the three months ended March 31, 2001 as compared to the same period in 2000 was due to an increase in software licenses to new customers. We believe that current economic conditions have resulted in decreased demand in our target markets and, in particular, we have experienced an increase in the average length of our sales cycles as compared to those experienced in 2000. To the extent that the current economic downturn continues or increases in severity we believe demand for our products and services, and therefore future revenues, will be reduced as compared to prior periods.

     Service. Service revenues increased from $4.6 million in the first quarter of 2000 to $12.5 million in the first quarter of 2001. The increase in service revenues for the three months ended March 31, 2001 as compared to the same period in 2000 was due to an increase in the number of consulting service engagements and customer maintenance agreements, as well as an increase in training revenues. We expect that our service revenues will fluctuate as a percentage of total revenues. Service revenues are anticipated to decrease as a percentage of total revenues over the long term as systems integrators and other professional services organizations provide the consulting services, technical support and training that we currently provide. A reduction in the number of application suite licenses to new or existing customer will impact our service offerings and will result in lower revenues from our customer training, consulting services and technical support organizations. In the near term, we expect service revenues to decrease based on the number of license contracts signed in the quarter ended March 31, 2001.

Cost of Revenues

     License. Cost of license revenues consists of royalties payable to third parties and amortization of purchased intangibles for software that is either embedded in or bundled with our products. Cost of license revenues increased from $561,000 for the three months ended March 31, 2000 to $1.2 million for the three months ended March 31, 2001. These amounts represented 9% and 15% of license revenues for these periods in 2000 and 2001, respectively. The increase in cost of license revenues for the three months ended March 31, 2001 compared to the same period in 2000 was principally the result of growth in license revenues resulting in increased royalties payable to third parties as well as $500,000 of amortization related to certain intangible assets acquired in December 2000. We expect our license revenues will impact cost of license revenues. To the extent license revenues increase, we expect cost of license revenues to increase in absolute dollars but to decline slightly as a percentage of license revenues as a result of royalty agreements that typically contain declining royalty rates.

     Service. Cost of service revenues consists primarily of salaries and other personnel-related expenses, amortization of deferred stock compensation, as well as depreciation of equipment used to provide consulting services, technical support and training. Cost of service revenues increased from $6.2 million for the three months ended March 31, 2000 to $13.9 million in the same period in 2001. These amounts represented 135% and 111% of service revenues for these periods. The increase in absolute dollars for the three months ended March 31, 2001 as compared to the same period in 2000 resulted from the expansion of our consulting services, technical support and training organizations to support the anticipated growth in new licenses and increased amortization of deferred stock compensation. Because our cost of service revenues are relatively fixed, our cost of services, when expressed as a percentage of related service revenues, may fluctuate in the near term, based primarily on our related service revenues.


Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of costs of our direct sales and marketing personnel, amortization of deferred stock compensation, as well as costs of marketing programs including trade shows, advertisements, promotional activities and media events. Sales and marketing expenses increased from $8.6 million for the three months ended March 31, 2000 to $16.9 million for the same period in 2001. The increase for the three months ended March 31, 2001 as compared to the same period in 2000 was primarily attributable to an increase in personnel-related expenses, including higher commissions to sales personnel associated with increased revenues and increased spending for marketing and advertising programs. Additionally, amortization of deferred stock compensation accounted for an increase in sales and marketing expense for the three months ended March 31, 2001 as compared to the same period in 2000.

     In April 2000, we entered into a non-exclusive marketing and business development agreement with a systems integrator to promote and market our product in Europe, the Middle East and Africa. As part of this marketing agreement, we issued a warrant to purchase 2,400,000 shares of our common stock at an exercise price of $5.00 per share. The warrant is fully vested and non-forfeitable and is exercisable at the end of eight years and can be exercised sooner upon the achievement of performance milestones during the first four years of the marketing agreement. The fair value of this warrant based on an independent valuation was $13.8 million. The value of this warrant is being amortized over the four-year term of the marketing agreement and included as a non-cash component of marketing and sales expense in our consolidated statement of operations. Amortization expense was $864,000 for the three months ended March 31, 2001.

     Research and Development. Research and development expenses consist primarily of salaries and related expenses for engineering personnel, amortization of deferred stock compensation, costs of contractors and depreciation of equipment used in the development of our software product. To date, we have expensed all internal software development costs as incurred.

     Research and development expenses increased from $4.4 million for the three months ended March 31, 2000 to $7.4 million for the same period in 2001. The growth in expenses for the three months ended March 31, 2001 as compared to the same period in 2000 was primarily due to an increase in personnel-related expenses resulting from the addition of engineering personnel to support the development and enhancement of our products and an increase in professional fees related to product development activities, partially offset by a decrease in the amortization of deferred stock compensation.

     General and Administrative. General and administrative expenses include costs associated with our finance, human resources, legal, information systems and other administrative functions and consist principally of salaries and related expenses, professional fees, amortization of deferred stock compensation, provisions for doubtful accounts and equipment depreciation. General and administrative expenses increased from $2.5 million for the three months ended March 31, 2000 to $7.0 million during the same period in 2001. The increase in expenses for the three months ended March 31, 2001 as compared to the same period in 2000 was attributable to amortization of deferred stock compensation, expenses for administrative personnel, professional fees and an increase in the provision for doubtful accounts.

     Restructuring charges. During the quarter ended March 31, 2001, we initiated cost-saving actions resulting in restructuring charges of $2.1 million. These charges included $1.4 million for estimated payments for the cancellation of facility lease contracts and $0.7 million for severance benefits to be paid to employees involuntarily terminated and the write-down of operating assets to be disposed of. We anticipate paying restructuring-related costs of approximately $2.0 million during the quarter ending June 30, 2001.

     Stock Compensation. Deferred stock compensation represents the difference between the exercise price of stock option grants to employees and the deemed fair value of our common stock at the time of those grants. We recorded deferred stock compensation of $2.2 million for the period from inception to December 31, 1998, $10.4 million in 1999 and $50.6 million in 2000. We are amortizing deferred stock compensation to expense over the period during which the stock options vest, generally four years, using an accelerated method allowed by generally accepted accounting principles. Such amortization amounted to $4.4 million for the three months ended March 31, 2000 and $7.0 million for the three months ended March 31, 2001.

     During the three months ended March 31, 2000, we granted and immediately vested stock options to non-employees. In connection with these grants, we recorded non-cash compensation expense of $1.4 million in 2000. This reflects the fair value of these stock options based on the Black-Scholes option-pricing model.

     The amortization of deferred stock compensation, combined with the expense associated with stock options granted to non-employees, relates to the following items in the accompanying consolidated statement of operations (in thousands):

                                                       Three Months Ended
                                                            March 31,
                                                      --------------------
                                                        2001        2000
                                                      --------    --------
       Cost of revenues...........................     $1,612      $1,103
       Sales and marketing........................      1,369       1,392
       Research and development...................      1,188       2,167
       General and administrative.................      2,869       1,099
                                                       ------      ------
                                                       $7,038      $5,761
                                                       ======      ======

     Amortization of deferred stock compensation is estimated to total $17.1 million for 2001, $6.9 million for 2002, $2.3 million for 2003 and $0.1 million for 2004. Amortization of deferred stock compensation will be reduced in future periods to the extent options are terminated prior to full vesting.

Interest Income and Other, Net

     Interest income and other, net consists of interest income from cash, cash equivalents and available-for-sale short and long-term investments partially offset by interest expense associated with capital leases. Interest income and other, net increased from $60,000 for the three months ended March 31, 2000 to $2.2 million for the three months March 31, 2001. The increase was due primarily to higher balances of cash, cash equivalents and short and long-term investments as a result of our initial public offering in July 2000.

Income Taxes

     From inception to March 31, 2001, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit. Because of our limited operating history, our losses incurred to date and the difficulty in accurately forecasting our future results, management does not believe that the realization of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Therefore, we have recorded a 100% valuation allowance against the deferred income tax assets.

Liquidity and Capital Resources

     As of March 31, 2001, we had cash, cash equivalents and investments of $130.4 million. In the first three months of 2001, net cash used in operating activities was $19.7 million compared to $1.7 million provided by operating activities in the comparable period in 2000. Net cash used in operating activities for the first three months of 2001 and for the comparable period in 2000 was primarily the result of net losses of $25.7 million and $11.6 million, respectively, after adjusting for restructuring charges of $2.1 million in the first quarter of 2001 and amortization of deferred stock compensation, warrants and intangible assets of $8.4 million for the first three months of 2001 and $5.8 million for the comparable period in 2000.

     Net cash of $7.6 million was provided from investing activities for the first three months of 2001 resulting from maturities of available-for-sale investments, partially offset by cash used to purchase intangible assets and computer hardware and software, office furniture and equipment. For the first three months of 2000, net cash used for investing activities was $1.9 million and principally related to the purchase of computer hardware and software, office furniture and equipment.

     Net cash provided by financing activities was $3.0 million for the first three months of 2001 and $1.7 million for the comparable period in 2000. The cash provided by financing activities for the first three months of 2001 was principally related to proceeds from shares issued under our employee stock purchase and stock option plans. The cash provided by financing activities for the first three months of 2000 was principally related to the issuance of common stock under our stock option plan.

     Our liquidity, capital resources and results of operations in any period could be impacted by the exercise of outstanding stock options and warrants. For example, at March 31, 2001, we had outstanding options to purchase 11.1 million shares of our common stock at a weighted average exercise price of $8.71 per share, and had approximately 14.9 million additional shares reserved for future grant under our stock option plans. In addition, we have issued warrants which are now exercisable to purchase 2,445,000 shares of common stock at an weighted average exercise price of $4.94 per share Accordingly, our liquidity and capital resources may be impacted in future periods by cash proceeds upon exercise of these securities and from securities reserved for future issuance under our stock option plans. In addition, our per share results of operations could also be impacted by the increased number of outstanding shares. However, we cannot predict the timing or amount of proceeds from the exercise of these securities, if they are exercised at all.

     We expect to experience growth in our operating expenses for the foreseeable future in order to execute our business plan. As a result, we expect that operating expenses and planned capital expenditures will constitute a material use of our cash balances. In addition, we may use cash to fund acquisitions or invest in other businesses, technologies or product lines. We currently anticipate that our existing cash and investments will be sufficient to meet our present working capital, capital expenditure and business expansion requirements for 2001. However, we may require additional funds either within this time period or at some future date. We may seek to raise these additional funds through public or private debt or equity financing to meet these additional working capital requirements. There can be no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders. If adequate funds are not available on acceptable terms, our business and operating results will be adversely affected. If we were to seek additional financing today, we do not believe it would be available on reasonable terms.

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

     We have incurred net losses in each quarterly period since our inception. As of March 31, 2001, we had an accumulated deficit of $100.2 million. We expect to continue to incur losses on both a quarterly and annual basis for the foreseeable future. Moreover, we expect to continue to incur significant sales and marketing and research and development expenses. Further, we will incur substantial stock compensation expense in future periods, which represents non-cash charges incurred due to the issuance of stock options prior to the closing of our initial public offering on July 28, 2000. Therefore, we will need to significantly increase our revenues to achieve and maintain profitability. We may not be able to generate sufficient revenues to achieve profitability.

Our product has a long and variable sales cycle, which makes it difficult to predict our future results and may cause our operating results to vary significantly.

     Our revenues and results of operations are difficult to predict and may fluctuate substantially from quarter to quarter. For example, certain indicators that we relied upon in developing our license revenue forecasts, such as our historical pattern of transaction timing and anticipated sales cycles, did not prove reliable for the quarter ended March 31, 2001. Therefore, our results for the quarter were significantly less than our expectations at the beginning of the period. To the extent that there continues to be economic uncertainty or perceived uncertainty in global economies, we believe our operating results could be materially and adversely affected.

     The period between initial contact with a prospective customer and the licensing of our application suite varies and can range from three to twelve months. The timing of revenues from the licensing of our application suite is difficult to forecast for a variety of reasons, including the following factors:

     . A significant portion of our license agreements are completed within the last few weeks of each quarter. Recently this pattern has become more pronounced, and as a result, any revenue shortfalls for a quarterly period may not be known until late in the quarter.

     . Our sales cycle is long and complex as customers consider a number of factors before committing to purchase our application suite. Factors considered by customers when evaluating our application suite include product benefits, cost and time of implementation, ability to operate with existing and future computer systems and the ability to accommodate increased transaction volume and product reliability. As a result, we spend significant time and resources informing prospective customers about our application suite, which may not result in a completed transaction, which may impact our operating margins.

     . Because the licensing of our application suite is often an enterprise-wide decision by our customers that involves many factors, our ability to conclude license agreements may be impacted by changes in the strategic importance of eCRM projects at customers, budgetary constrains or changes in customer management.

     . The contract value of individual license agreements can vary significantly, therefore, delays in the signing of one or more large license agreements or the loss of a significant customer order could have a material impact on our revenues and results of operations because a substantial portion of our quarterly revenues are derived from a small number of customers.

     . The existence or even the anticipation by potential customers of economic downturns in the markets in which we operate has in the quarter ended March 31, 2001 and may continue in future periods to decrease the demand for our applications, cause pricing pressures for our products and substantially reduce our contracting activity. As a result of these macroeconomic conditions, customers have during the quarter ended March 31, 2001 and may continue in future periods to unexpectedly postpone or cancel planned eCRM projects, including, the evaluation and purchase of new applications or upgrades to existing applications.

     . Customer evaluation, purchasing and budgeting processes vary significantly from company to company, and a customer's internal Customer evaluation, purchasing and budgeting processes vary significantly from company to company, and a customer's internal approval and expenditure authorization process can be difficult and time consuming. Delays on approvals, even after selection of a vendor, could impact the timing and amount of revenues recognized in a quarterly period.

     . Changes in our sales incentive plans may have an unpredictable impact on our sales cycle and contracting activities.

     . The number, timing and significance of enhancements to our application suite and the introduction of new software by our competitors and us may affect customer-purchasing decisions.

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

     Slowdowns or variances from internal expectations in our quarterly license contracting activities may impact our service offerings and may result in lower revenues from our training, consulting services and technical support organizations. Our ability to maintain or increase service revenues is highly dependent on our ability to increase the number of license agreements we enter into with customers.

     Because our operating expenses are based on our expectations for future revenues and are relatively fixed in the short term, any revenue shortfall below expectations could have an immediate and significant adverse effect on our consolidated results of operations and financial condition.

The current economic downturn has impacted demand for our products and services and may adversely impact future revenues.

     The majority of our revenues has been and is expected to continue to be derived from customers in the United States. Recent economic indicators, including projected gross domestic product, reflect a decline in economic activity in the United States. Some reports have indicated an even more significant decline in spending by corporations in the area of information technology, which includes the eCRM market. Because current conditions in the domestic and global economies are extremely uncertain, it is difficult to estimate the level of growth for the economy as a whole. It is even more difficult to correlate the impact of macro-economic conditions on our sales activities. We believe that current economic conditions have resulted in decreased demand in our target markets, and in particular, have increased the average length of our sales cycles. In addition, certain indicators relied upon in developing our license revenue forecast, such as our historical pattern of transaction timing and anticipated sales cycles, did not prove reliable during the quarter ended March 31, 2001. Because our budgeting and forecasting are dependent upon estimates of revenue growth in the markets we target, the prevailing economic uncertainty renders estimates of anticipated license contract signings and future revenues more difficult than usual. The future performance of the overall domestic and global economies will have a significant impact on our overall performance. To the extent that the current downturn continues or increases in severity, or results in a similar downturn worldwide, we believe demand for our products and services, and therefore future revenues, will be reduced.

Because a small number of customers have accounted, and are likely to continue to account, for a substantial portion of our revenues, our revenues could decline due to the loss or delay of a single customer order.

     A relatively small number of customers account for a significant portion of our total quarterly revenues. The loss or delay of individual orders could have a significant impact on revenues and operating results. No single customer accounted for more than 10% of our revenues for the three-month period ended March 31, 2001. Sales to two customers individually accounted for 12% and 10% of our total revenues in the quarter ended March 31, 2000. We expect that revenues from a limited number of new customers will continue to account for a large percentage of total revenues in future periods. Our ability to attract new customers will depend on a variety of factors, including the performance, quality, breadth, depth and price of our current and future products. Our failure to add new customers that make significant purchases of our application suite and services would reduce our future revenues.

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

     All of our revenues to date have been derived from the licensing of our application suite and the sale of related services. Although license revenues increased in the first quarter of 2001 as compared to the same period in 2000, only 39% of our total revenues were derived from the licensing of our application suite as compared to 57% in the same period of 2000. Since introducing our products in March 1999, license revenues have accounted for 55% of our total revenues. The decrease in the percentage of revenues derived from license sales in the current quarter resulted primarily from a decrease in quarterly license sales when compared to the preceding three quarters and quarterly increases in service revenues for the same period. Our future revenues will depend, in significant part, on our successful development and license of new and enhanced versions of our application suite and of other new products. If we are not able to successfully develop new products or these new products do not achieve market acceptance, our revenues would be reduced.

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

Recent cost-reduction efforts may not result in anticipated savings and may adversely impact productivity and service levels.

     In March 2001, we announced a reduction in our workforce of approximately 13% and instituted various cost control measures. Since these cost control efforts involve many aspect of our business, they could adversely impact productivity throughout the Company. Even if we are successful with these efforts and generate the anticipated cost savings, there may be other factors that adversely impact our results from operations.

If our application suite does not successfully function for customers with large numbers of transactions, customers or product offerings, we may lose sales and suffer decreased revenues.

     Our application suite must be able to accommodate a large number of transactions, customers and product offerings. Large scale usage presents significant technical challenges that are difficult or impossible to predict. To date, our application suite has been deployed by only a limited number of customers and, therefore, we cannot assure you that our application suite is able to meet our customers' demands for large-scale usage. If our customers experience difficulty with our application suite during periods of high traffic or usage, it could damage our reputation and reduce our revenues.

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

     We must manage our growth effectively in order to successfully license our application suite, sell our services and achieve revenue growth and profitability in a rapidly evolving market. Our growth has placed, and will continue to place, a significant strain on our management systems and resources, and we may not be able to effectively manage our growth in the future. We have increased the scope of our operations and have added a substantial number of employees. For example, the number of our employees grew from 123 people at December 31, 1999 to 473 people at December 31, 2000 to 515 at March 31, 2001 after staff reductions. For us to effectively manage our growth, we must continue to do the following:

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

     Our ability to increase our sales will depend on our ability to recruit, train and retain top quality sales people who are able to target prospective customers' senior management and who can effectively service large accounts. There is a shortage of qualified sales personnel in our industry and competition for them is intense.

Failure of our prospective technology customers to receive necessary funding could harm our business.

     Our customers include rapidly growing technology companies. Most privately and publicly held technology companies require outside cash sources to continue operations. Recently, funding has been less available for technology companies as a result of the stock market decline and public and private investor concern regarding technology-based businesses. These factors have reduced demand for our application suite from technology-based customers and reduced demand for additional services from current technology-based customers. Failure by existing customers in this industry to receive or generate adequate funding has and may continue to result in provisions for uncollectible accounts receivable from such companies.

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

     Our directors, executive officers and holders of 5% or more of our outstanding common stock beneficially owned approximately 57.5% of our outstanding common stock as of April 9, 2001. Monte Zweben, our Chairman, President and Chief Executive Officer, together with related entities, beneficially owned approximately 39.0% of our common stock as of this date. These stockholders, acting together, and Mr. Zweben, individually, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and significant corporate transactions, such as mergers or other business combination transactions. This control may delay or prevent a third party from acquiring or merging with us.

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

     In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially acute for us because technology companies have experienced greater than average stock price volatility in recent years, particularly since mid-2000 to the present, and, as a result, technology companies have been subject to, on average, a greater number of securities class action claims than companies in other industries. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources, and could harm our business.

We have implemented anti-takeover provisions that could discourage or prevent a takeover, even if an acquisition would be beneficial to our stockholders.

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

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for changes in the values of those derivatives depends on the intended use of the derivatives and whether they qualify for hedge accounting. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for fiscal years beginning after June 15, 2000. The Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the adoption of the new standard had no effect on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

     Through March 31, 2001, all of our recognized revenues have been denominated in United States dollars and were from both domestic and international customers. Our exposure to foreign currency exchange rate changes has been immaterial. We expect that future license and service revenues will continue to be derived from international markets and may be denominated in the currency of the applicable market. Through March 31, 2001, we have expanded our international operations and have hired personnel in Europe and Asia Pacific. We have incurred limited operating expenses denominated in foreign currencies. Our future operating results may become subject to significant fluctuations based upon changes in the exchange rates of foreign currencies in relation to the United States dollar. We expect to continue to engage in international sales denominated in United States dollars. An increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations and, when appropriate, may use economic hedging techniques in the future to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future. Through March 31, 2001, the Company had not engaged in foreign currency hedging activities.

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

PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     The following exhibits are filed herewith:

       Exhibit
       Number                                                Description
      -------                                                -----------
        3.1                  Amended and Restated Certificate of Incorporation of the Registrant./1/

        3.2                  Amended and Restated Bylaws of the Registrant/2/

        4.1                  Specimen Stock Certificate./3/

       10.1                  2000 Equity Incentive Plan, as amended./4/

       10.2                  2000 Employee Stock Purchase Plan, as amended./4/

       10.3                  Agreement by and between the Registrant and Jeanne Urich./4/

       10.4                  Fifth Amendment to Lease between Peninsula Office Park Associates, L.P., and Registrant, dated
                             February 16, 2001./4/

       10.5                  Lease Agreement between 411 Borel LLC and Registrant, dated February 5, 2001./4/

____________________________
/1/ Incorporated by reference to the Registrant's Form 10-Q for the six-month period ended June 30, 2000.
/2/ Incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 333-55374).
/3/ Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-36062), as amended.
/4/ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

(b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 14, 2001

                                BLUE MARTINI SOFTWARE, INC.
                                (Registrant)


                                /S/ Monte Zweben
                                ----------------
                                Monte Zweben
                                Chairman, President and Chief Executive Officer



                                /S/ John E. Calonico, Jr.
                                -------------------------
                                John E. Calonico, Jr.
                                Vice President and Chief Financial Officer
                                (Principal Financial Accounting Officer)

                               Index to Exhibits



  Exhibit
  Number                                       Description
  -------                                      -----------
    3.1   Amended and Restated Certificate of Incorporation of the Registrant./1/
    3.2   mended and Restated Bylaws of the Registrant/2/
    4.1   Specimen Stock Certificate./3/
   10.1   2000 Equity Incentive Plan, as amended./4/
   10.2   2000 Employee Stock Purchase Plan, as amended./4/
   10.3   Agreement by and between the Registrant and Jeanne Urich./4/
   10.4   Fifth Amendment to Lease between Peninsula Office Park Associates, L.P., and Registrant, dated February 16, 2001./4/
   10.5   Lease Agreement between 411 Borel LLC and Registrant, dated February
          5, 2001./4/

_____________________________
/1/ Incorporated by reference to the Registrant's Form 10-Q for the six-month period ended June 30, 2000.

/2/ Incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 333-55374).

/3/ Incorporated by reference to the Registrant's Registration Statement on Form
    S-1 (No. 333-36062), as amended.

/4/ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.