Form 10-Q
period 2001-06-30
BLUE MARTINI SOFTWARE INC
filed 2001-08-13
CIK 1077814

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------

    X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
   ---   Exchange Act of 1934

         For the quarterly period ended June 30, 2001

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

                      Yes     X                 No
                            -----                   -----


As of August 2, 2001 there were approximately 68,445,000 shares of the registrant's common stock outstanding.


================================================================================

                           BLUE MARTINI SOFTWARE, INC.


                                      INDEX



                                   PART I.  FINANCIAL INFORMATION                              Page No.
                                                                                               --------
Item 1.         Condensed Consolidated Financial Statements:

                Condensed Consolidated Balance Sheets
                 June 30, 2001 and December 31, 2000 ..........................................   3

                Condensed Consolidated Statements of Operations
                 Three and six months ended June 30, 2001 and 2000 ............................   4

                Condensed Consolidated Statements of Cash Flows
                 Six months ended June 30, 2001 and 2000 ......................................   5

                Notes to Condensed Consolidated Financial Statements ..........................   6

Item 2.         Management's Discussion and Analysis of Financial Condition
                 and Results of Operations ....................................................   9

Item 3.         Quantitative and Qualitative Disclosures About Market Risk ....................  25


                                          PART II. OTHER INFORMATION


Item 1.         Legal Proceedings..............................................................  25

Item 4.         Submission of Matters to a Vote of Security Holders ...........................  26

Item 6.         Exhibits and Reports on Form 8-K...............................................  26

                Signatures ....................................................................  27

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                           BLUE MARTINI SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)
                                   (Unaudited)


                                ASSETS                              June 30, 2001         December 31, 2000
                                                                    -------------         -----------------
Current assets:
    Cash and cash equivalents..................................     $     29,409            $     40,101
    Short-term investments.....................................           25,301                  62,183
    Accounts receivable, net...................................            6,609                  12,584
    Prepaid expenses and other current assets..................            5,357                   6,942
                                                                    ------------            ------------
        Total current assets...................................           66,676                 121,810
Property and equipment, net....................................            9,894                   8,713
Long-term investments..........................................           61,176                  51,402
Intangible assets and other, net...............................            5,130                   6,373
                                                                    ------------            ------------
        Total assets...........................................     $    142,876            $    188,298
                                                                    ============            ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable...........................................     $      2,172            $      4,434
    Accrued employee compensation..............................            7,761                   9,411
    Other current liabilities..................................           10,081                  14,233
    Deferred revenues..........................................            8,416                  15,249
    Current portion of long-term obligations...................              166                     209
                                                                    ------------            ------------
        Total current liabilities..............................           28,596                  43,536
Long-term obligations, less current portion....................              104                     117
                                                                    ------------            ------------
        Total liabilities......................................           28,700                  43,653
                                                                    ------------            ------------
Stockholders' equity:
    Common stock...............................................               69                      69
    Additional paid-in-capital.................................          259,190                 260,943
    Deferred stock compensation................................          (25,992)                (42,106)
    Accumulated other comprehensive income.....................              911                     282
    Accumulated deficit........................................         (120,002)                (74,543)
                                                                    ------------            ------------
        Total stockholders' equity.............................          114,176                 144,645
                                                                    ------------            ------------
        Total liabilities and stockholders' equity.............     $    142,876            $    188,298
                                                                    ============            ============


    See accompanying notes to condensed consolidated financial statements.

                           BLUE MARTINI SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)
                                   (Unaudited)



                                                       Three Months Ended                Six Months Ended
                                                            June  30,                        June 30,
                                                  -------------------------        -----------------------------
                                                     2001           2000              2001             2000
                                                  ----------     ----------        ----------         ----------
Revenues:
   License ...................................    $    6,033     $    8,421        $   14,056         $   14,491
   Service ...................................         9,575          6,599            22,081             11,210
                                                  ----------     ----------        ----------         ----------
         Total revenues ......................        15,608         15,020            36,137             25,701
                                                  ----------     ----------        ----------         ----------
Cost of revenues:
   License ...................................         1,178            751             2,357              1,312
   Service ...................................        11,437         10,464            25,329             16,701
                                                  ----------     ----------        ----------         ----------
         Total cost of revenues ..............        12,615         11,215            27,686             18,013
                                                  ----------     ----------        ----------         ----------
         Gross profit ........................         2,993          3,805             8,451              7,688
                                                  ----------     ----------        ----------         ----------
Operating expenses:
   Sales and marketing .......................        14,309         12,847            31,196             21,427
   Research and development ..................         4,973          4,914            12,364              9,316
   General and administrative ................         5,012          5,407            11,997              7,935
   Restructuring charges .....................            --             --             2,107                 --
                                                  ----------     ----------        ----------         ----------
         Total operating expenses ............        24,294         23,168            57,664             38,678
                                                  ----------     ----------        ----------         ----------
         Loss from operations ................       (21,301)       (19,363)          (49,213)           (30,990)

Interest and other, net ......................         1,547             79             3,754                139
                                                  ----------     ----------        ----------         ----------
         Net loss ............................    $  (19,754)    $  (19,284)       $  (45,459)        $  (30,851)
                                                  ==========     ==========        ==========         ==========

Basic and diluted net loss per common share ..    $    (0.31)    $    (0.76)       $    (0.72)        $    (1.22)
                                                  ==========     ==========        ===========        ==========
Shares used in computing basic and diluted
   net loss per common share .................        63,500         25,420            62,810             25,220
                                                  ==========     ==========        ===========        ==========

    See accompanying notes to condensed consolidated financial statements.

                           BLUE MARTINI SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                                                                  Six Months Ended
                                                                                       June 30,
                                                                        ------------------------------------
                                                                            2001                     2000
                                                                        ------------             -----------
Operating activities:
   Net loss ........................................................    $   (45,459)             $   (30,851)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
      Depreciation and amortization ................................          4,513                    1,530
      Amortization of stock compensation and warrants ..............         11,378                   14,125
      Provision for doubtful accounts ..............................          1,075                    1,040
      Restructuring charges ........................................            291                       --
   Changes in operating assets and liabilities:
      Accounts receivable ..........................................          4,900                   (8,963)
      Prepaid expenses and other assets ............................          1,828                   (1,850)
      Accounts payable, accrued employee compensation and
        other current liabilities ..................................         (3,974)                   9,560
      Deferred revenues ............................................         (6,833)                  14,257
                                                                        -----------              -----------
           Net cash used in operating activities ...................        (32,281)                  (1,152)
                                                                        -----------              -----------
Cash flows from investing activities:
   Purchases of property and equipment .............................         (4,825)                  (4,475)
   Payment on short-term installment plan for the purchase of
      intangible assets.............................................         (4,250)                      --
   Sales and maturities of available-for-sale investments, net .....         27,737                    2,294
                                                                        -----------              -----------
           Net cash provided by (used for) investing activities ....         18,662                   (2,181)
                                                                        -----------              -----------
Cash flows from financing activities:
   Net proceeds from issuance of common stock ......................          3,219                    3,824
   Repurchases of common stock .....................................           (236)                     (31)
   Payment of issuance costs related to initial public offering ....             --                     (852)
   Repayment of debt and capital lease obligations .................            (56)                    (250)
                                                                        -----------              -----------
           Net cash provided by financing activities ...............          2,927                    2,691
                                                                        -----------              -----------
Net decrease in cash and cash equivalents ..........................        (10,692)                    (642)
Cash and cash equivalents at beginning of period ...................         40,101                   10,362
                                                                        -----------              -----------
Cash and cash equivalents at end of period .........................    $    29,409              $     9,720
                                                                        ===========              ===========
Supplemental disclosures of noncash operating, investing and financing activities:
   Property and equipment acquired under capital lease
     obligations                                                        $        --              $       265
                                                                        ===========              ===========
   Deferred stock compensation                                          $        --              $    46,781
                                                                        ===========              ===========
   Warrants issued in connection with lease financing and
     marketing arrangement                                              $        --              $    14,008
                                                                        ===========              ===========

    See accompanying notes to condensed consolidated financial statements.

                           BLUE MARTINI SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

     The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Blue Martini Software, Inc, ("Blue Martini Software" or the "Company") Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results for the entire year ending December 31, 2001.


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

     The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive (in thousands):

                                                            Six Months Ended
                                                               June 30,
                                                       ------------------------
                                                         2001            2000
                                                       --------       ---------

     Shares issuable under stock options .........       13,681         6,138
     Shares of restricted stock subject to
        repurchase ...............................        4,876        10,450
     Shares issuable pursuant to warrants ........        2,445         2,445
     Shares of convertible preferred stock on an
        "as-if-converted" basis ..................           --        23,297

     The weighted average exercise price of stock options outstanding was $6.81 and $3.81 at June 30, 2001 and 2000, respectively. The weighted average purchase price of restricted stock was $0.45 and $0.35 at June 30, 2001 and 2000, respectively. The weighted average exercise price of warrants was $4.94 at June 30, 2001 and 2000.

Note 3.  Comprehensive Income (Loss)

     Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity, but are excluded from net income. The components of accumulated comprehensive loss are as follows (in thousands):


                                                         Three Months Ended               Six Months Ended
                                                              June 30,                        June 30,
                                                      -------------------------     --------------------------
                                                        2001            2000          2001              2000
                                                      ---------      ----------     ---------         ---------
Net loss ........................................     $(19,754)      $(19,284)      $ (45,459)        $(30,851)
Unrealized gains (losses) on available-for-sale
  investments, net of tax .......................          (58)            --             433               --
Change in accumulated translation
  adjustment ....................................          196             --             196               --
                                                      --------       --------       ---------         --------
   Total comprehensive loss .....................     $(19,616)      $(19,284)      $ (44,830)        $(30,851)
                                                      ========       ========       =========         ========


Note 4.  Cash and Cash Equivalents, and Short and Long-Term Investments

     The Company considers all highly liquid investments with remaining maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include institutional money market funds, commercial paper and various deposit accounts. Cash equivalents are recorded at cost, which approximates fair value.

     The Company's investments are classified as "available-for-sale" and are carried at fair value based on quoted market prices. These investments consist of corporate obligations that include commercial paper, corporate bonds and notes, U.S. government agency securities and asset-backed securities. Those investments with original maturities greater than three months and less than twelve months are considered short-term investments and those with original maturities greater than twelve months are considered long-term investments. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on the specific identification basis.


Note 5.  Restructuring Charges

     During the quarter ended March 31, 2001, the Company initiated actions resulting in recognition of a $2.1 million restructuring charge. This charge included $1.4 million for the cancellation of facility lease contracts and $0.7 million for severance payments to employees involuntarily terminated and the write-down of certain operating assets to be disposed of. These restructuring actions resulted in the termination of approximately 60 employees.

     In July 2001, the Company announced and began to implement a supplemental restructuring plan designed to reduce costs and preserve cash. The supplemental restructuring plan consisted of terminating approximately 130 full-time employees; canceling or vacating certain facility leases as a result of those employee terminations; writing off the unamortized costs of abandoned assets; and canceling contracts that were not critical to the Company's core business strategy. The total cost of these actions will result in a restructuring charge of $4 million to $6 million during the quarter ending September 30, 2001.

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

     The Company's chief operating decision-maker is considered to be the chief executive officer ("CEO"). The CEO reviews financial information presented for purposes of making operating decisions and assessing financial performance. The financial information is identical to the information presented in the accompanying consolidated statements of operations and the Company had no significant foreign operations through December 31, 1999. For the three months ended June 30, 2001 and 2000, revenues derived from customers outside the United States, principally in Europe, Asia and Latin America, represented 33% and 20% of consolidated revenues, respectively. For the six months ended June 30, 2001 and 2000, revenues derived from customers outside the United States represented 26% and 20% of consolidated revenues, respectively. On this basis, the Company is organized and operates in a single segment: the design, development and marketing of software solutions.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of Blue Martini Software should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"), as amended, including statements using terminology such as "can," "may," "believe," "designated to," "will," "expect," "plan," "anticipate," "estimate," "potential," or "continue," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date thereof, and the Company assumes no obligation to update any forward-looking statement or risk factors.

Overview

     Blue Martini Software competes in the external Customer Relationship Management (eCRM) market and provides enterprise software applications and services that enable companies to understand, target and interact with their customers and business partners across multiple touch points, including websites, mobile wireless devices, cellular phones, e-mail and online marketplaces. Our products' analytic capabilities are designed to allow companies to develop insights regarding customer behavior, and then use these insights to provide customers with relevant products, content and offerings.

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

     Blue Martini Software's target customers include senior sales, marketing, information technology and service executives in larger, established companies. We primarily target our products to manufacturing, retail, financial services and consumer goods industries. As of June 30, 2001, we had licensed our application suite to more than 100 customers worldwide.

     We recognize revenues in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as modified by SOP 98-9. SOP 97-2, as modified, generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, post contract customer support ("PCS"), installation, training, etc. to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. If evidence of fair value does not exist for all elements of a license agreement and PCS is the only undelivered element, then all revenues for the license arrangement is recognized ratably over the term of the agreement. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred, and the remaining portion of the arrangement fee is recognized as revenue.

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

     We market our application suite through a direct sales force. We also engage in alliances with systems integrators and technology vendors to assist us in marketing and selling our application suite and related services. While our revenues to date have been derived principally from customers in the United States, international revenues accounted for 33% and 26% of our revenues for the three and six months ended June 30, 2001, respectively. For the three and six months ended June 30, 2000, international revenues accounted for 20% of our total revenues. We believe international revenues will represent a significant portion of our total revenues in the future but may fluctuate as a percentage of total revenues in the near term as we build out our international presence. Although we have a limited operating history, we believe that our quarterly operating results may experience seasonal fluctuations. For instance, quarterly results may fluctuate based on our customers' fiscal year, budgeting cycles, sales incentive plans, slow summer purchasing patterns and general economic conditions in markets where we conduct business.

     To date, we have derived a significant portion of our revenues from a small number of customers. For the quarter ended June 30, 2001, sales to one customers individually represented 20% of our total revenues while for the same period of 2000, one customer accounted for 13% while a second customer accounted 11% of our total revenues. While we do not anticipate that any one customer will represent more than 10% of total revenues in 2001, we do expect that a limited number of customers will continue to account for a substantial portion of our license revenues in a given quarter. As a result, if we lose a major customer or if anticipated significant license contracts are delayed or cancelled, our revenues and operating results in a particular quarterly period would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period. If we fail to obtain a significant number of new customers or additional orders from existing customers in any period, our business and operating results would be harmed.

     We believe our success requires expanding our customer base, growing our relationships with consulting and system integrator partners and continuing to enhance our application. There can be no assurance that we will be successful in accomplishing any of these goals. We currently expect to continue to incur net losses for the next several quarters. Our operating expenses are based in part on our expectations of future revenues and are relatively fixed in the short term. As such, a delay in completion of new customer license contracts or the recognition of revenues from one or more license contracts could cause significant variations in our operating results from quarter to quarter and could result in net losses in a given quarter being greater than expected.

Results of Operations

     The following table presents selected financial data for the periods indicated as a percentage of total revenues:


                                                   Three Months Ended               Six Months Ended
                                                        June  30,                       June 30,
                                                ------------------------        -------------------------
                                                   2001          2000             2001            2000
                                                ----------     ---------        ---------       ---------
Revenues:
   License ................................         39   %         56  %           39   %          56   %
   Service ................................         61             44              61              44
                                                ------         ------          ------          ------
         Total revenues ...................        100            100             100             100
                                                ------         ------          ------          ------
Cost of revenues:
   License ................................          8              5               7               5
   Service ................................         73             70              70              65
                                                ------         ------          ------          ------
         Total cost of revenues ...........         81             75              77              70
                                                ------         ------          ------          ------
         Gross profit .....................         19             25              23              30
                                                ------         ------          ------          ------
Operating expenses:
   Sales and marketing ....................         92             85              86              84
   Research and development ...............         32             33              34              36
   General and administrative .............         32             36              33              31
   Restructuring charges ..................          -              -               6               -
                                                ------         ------          ------          ------
         Total operating expenses .........        156            154             159             151
                                                ------         ------          ------          ------
         Loss from operations .............       (137)          (129)           (136)           (121)
Interest and other, net ...................         10              1              10               1
                                                ------         ------          ------          ------
         Net loss .........................       (127)  %       (128)%          (126)  %        (120)  %
                                                ======         ======          ======          ======

Revenues

     License. License revenues decreased from $8.4 million for the three months ended June 30, 2000 to $6.0 million for the three months ended June 30, 2001. For the six months ended June 30, 2001, license revenues decreased to $14.1 million from $14.5 million for the comparable period in 2000. The decreases in license revenues for the three and six month periods ended June 30, 2001 as compared to the comparable periods in 2000 were due to a decrease in software licenses to new customers. We believe that current economic conditions have resulted in decreased demand in our target markets, and in particular, we have experienced an increase in the average length of our sales cycles as compared to prior years. The future direction of the overall domestic and global economies will have a significant impact on our overall performance. To the extent that the current downturn continues or increases in severity, we believe demand for our products and services, and therefore future revenues, will be reduced as compared to prior periods.

     Service. Service revenues increased from $6.6 million for the three months ended June 30, 2000 to $9.6 million for the three months ended June 30, 2001. For the six months ended June 30, 2001, service revenues increased to $22.1 million from $11.2 million for the comparable period in 2000. The increases in service revenues for the three and six months ended June 30, 2001 as compared to the same periods in 2000 were due to an increase in the number of consulting service engagements and customer maintenance agreements. We expect that our service revenues will fluctuate as a percentage of total revenues. Service revenues are anticipated to decrease as a percentage of total revenues over the long term as systems integrators and other professional services organizations provide the consulting services, technical support and training that we currently provide. A reduction in the number of application suite licenses to new or existing customer will impact services and will result in lower revenues from our customer training, consulting services and technical support organizations. In the near term, we expect service revenues to decrease based on the number of license contracts signed in the quarter ended June 30, 2001.

Cost of Revenues

     License. Cost of license revenues consists of royalties payable to third parties and amortization of purchased intangibles for software that is either embedded in or bundled with our products. Cost of license revenues increased from $751,000 for the three months ended June 30, 2000 to $1.2 million for the three months ended June 30, 2001. These amounts represented 9% of license revenues in 2000 and 20% in 2001. For the six months ended June 30, 2001, cost of license revenues increased to $2.4 million from $1.3 million for the comparable period in 2000. These amounts represented 17% and 9% of license revenues for these periods. The increases for the three and six months ended June 30, 2001 as compared to the same periods in 2000 were principally the result of amortization of certain intangible assets acquired in December 2000. We expect our license revenues will impact cost of license revenues in future periods. To the extent license revenues increase, we expect cost of license revenues to increase in absolute dollars but to decline slightly as a percentage of license revenues as a result of royalty agreements that typically contain declining royalty rates.

     Service. Cost of service revenues consists primarily of salaries and other personnel-related expenses, amortization of deferred stock compensation and depreciation of equipment used to provide consulting services, technical support and training. Cost of service revenues increased from $10.5 million for the three months ended June 30, 2000 to $11.4 million for the three months ended June 30, 2001. These amounts represented 159% of service revenues in 2000 and 119% in 2001. For the six months ended June 30, 2001, cost of service revenues increased to $25.3 million from $16.7 million for the comparable period in 2000. These amounts represented 115% of service revenues in 2001 and 149% in 2000. The increase in absolute dollars for the three and six month periods ended June 30, 2001 as compared to the same periods in 2000 resulted from the expansion of our consulting services, technical support and training organizations to support the growth in new licenses, partially offset by a decrease in the amortization of deferred stock compensation. Because our cost of service revenues are relatively fixed, our cost of services, when expressed as a percentage of related service revenues, may fluctuate in the near term, based primarily on our related service revenues.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of costs of our direct sales and marketing personnel, amortization of deferred stock compensation, as well as costs of marketing programs including trade shows, advertisements, promotional activities and media events. Sales and marketing expenses increased from $12.8 million for the three months ended June 30, 2000 to $14.3 million for the three months ended June 30, 2001. For the six months ended June 30, 2001, marketing and sales expenses increased to $31.2 million from $21.4 million for the comparable period in 2000. The increases for the three and six month periods ended June 30, 2001 as compared to the same periods in 2000 were primarily attributable to an increase in sales and marketing personnel expenses, increased amortization of stock warrants and increased spending for marketing and advertising programs, partially offset by a decrease in sales commissions and amortization of deferred stock compensation.

     Research and Development. Research and development expenses consist primarily of salaries and related expenses for engineering personnel, amortization of deferred stock compensation, costs of contractors and depreciation of equipment used in the development of our software product. Research and development expenses increased from $4.9 million for the three months ended June 30, 2000 to $5.0 million for the three months ended June 30, 2001. For the six months ended June 30, 2001, research and development expenses increased to $12.4 million from $9.3 million for the comparable period in 2000. The growth in expenses for the three and six months ended June 30, 2001 as compared to the comparable periods in 2000 was primarily due to an increase in personnel-related expenses resulting from the addition of engineering personnel to support the development and enhancement of our products and an increase in professional fees related to product development activities, partially offset by a decrease in the amortization of deferred stock compensation. To date, we have expensed all internal software development costs as incurred.

     General and Administrative. General and administrative expenses include costs associated with our finance, human resources, legal, information systems and other administrative functions and consist principally of salaries and related expenses, professional fees, amortization of deferred stock compensation, provisions for doubtful accounts and equipment depreciation. General and administrative expenses decreased from $5.4 million for the three months ended June 30, 2000 to $5.0 million for the three months ended June 30, 2001. The decrease in general and administrative expenses for the three months ended June 30, 2001 as compared to the comparable period in 2000 was attributable to decreased amortization of deferred stock compensation and a decrease in the provision for doubtful accounts, partially offset by an increases in expenses for administrative personnel and professional fees. For the six months ended June 30, 2001, general and administrative expenses increased to $12.0 million from $7.9 million for the comparable period in 2000. The growth in expenses for the six months ended June 30, 2001 as compared to the comparable period in 2000 was attributable to increased amortization of deferred stock compensation, personnel expenses and professional fees.

     Restructuring charges. During the quarter ended March 31, 2001, the Company initiated actions resulting in recognition of a $2.1 million restructuring charge. This charge included $1.4 million for the cancellation of facility lease contracts and $0.7 million for severance payments to employees involuntarily terminated and the write-down of certain operating assets to be disposed of. These restructuring actions resulted in the termination of approximately 60 employees.

     In July 2001, the Company announced and began to implement a supplemental restructuring plan designed to reduce costs and preserve cash. The supplemental restructuring plan consisted of terminating approximately 130 full-time employees; canceling or vacating certain facility leases as a result of those employee terminations; writing off the unamortized costs of abandoned assets; and canceling contracts that were not critical to the Company's core business strategy. The total cost of these actions will result in a restructuring charge of $4 million to $6 million during the quarter ending September 30, 2001.


     Stock Compensation. Deferred stock compensation represents the difference between the exercise price of stock option grants to employees and the deemed fair value of our common stock at the time of those grants. We recorded deferred stock compensation of $2.2 million for the period from inception to December 31, 1998, $10.4 million in 1999 and $50.6 million in 2000. We are amortizing deferred stock compensation to expense over the period during which the stock options vest, generally four years, using an accelerated method allowed by generally accepted accounting principles. Such amortization amounted to $2.6 million and $7.6 for the three months ended June 30, 2001 and June 30, 2000, respectively, and $9.6 million and $11.9 million for the six months ended June 30, 2001 and 2000, respectively. Amortization expense in the quarter ended June 30, 2001 was reduced by $2.6 million to reflect adjustments associated with unvested options forfeited by terminated employees.

     During the six months ended June 30, 2001 and the comparable period in 2000, we granted and immediately vested, stock options to non-employees. In connection with these grants, we recorded non-cash compensation expense of $56,000 and $1.4 million for the six months ended June 30, 2001 and the comparable period in 2000. This reflects the fair value of these stock options based on the Black-Scholes option-pricing model.

     The amortization of deferred stock compensation, combined with the expense associated with stock options granted to non-employees, relates to the following items in the accompanying condensed consolidated statements of operations (in thousands):


                                                   Three Months Ended               Six Months Ended
                                                        June 30,                        June 30,
                                               -------------------------      ---------------------------
                                                  2001            2000            2001            2000
                                               -----------    ----------      ----------       ----------
      Cost of revenues.....................    $     301       $  1,991        $  1,913         $  3,094
      Sales and marketing..................          261          1,912           1,630            3,304
      Research and development.............           67          1,206           1,255            3,373
      General and administrative...........        1,981          2,472           4,850            3,571
                                               ---------       --------        --------         --------
                                               $   2,610       $  7,581        $  9,648         $ 13,342
                                               =========       ========        ========         ========

     Amortization of deferred stock compensation is estimated to total $16.6 million for 2001, $7.7 million for 2002, $2.7 million for 2003 and $.2 million for 2004. Amortization of deferred stock compensation will be reduced in future periods to the extent options are terminated prior to being vesting.

Interest and Other, Net

     Interest income and other, net consists of interest income from cash, cash equivalents and available-for-sale short and long-term investments partially offset by interest expense associated with capital leases, and foreign currency transaction gains and losses. Interest income and other, net increased from $79,000 for the three months ended June 30, 2000 to $1.5 million for the three months June 30, 2001. For the six months ended June 30, 2001, interest income and other, net increased to $3.8 million from $139,000 in the comparable period in 2000. The increase was due primarily to higher balances of cash, cash equivalents and short and long-term investments as a result of our initial public offering in July 2000. Foreign currency transaction losses for the three and six months ended June, 2001 were $197,000 and $233,000, respectively. For the three and six months ended June 30, 2000, foreign currency transaction gains and losses were immaterial.

Income Taxes

     From inception to June 30, 2001, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit. Because of our limited operating history, our losses incurred to date and the difficulty in accurately forecasting our future results, management does not believe that the realization of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Therefore, we have recorded a 100% valuation allowance against the deferred income tax assets.

Liquidity and Capital Resources

     As of June 30, 2001, we had cash, cash equivalents and short and long-term investments of approximately $115.9 million.

     For the six months ended June 30, 2001, net cash used in operating activities was $32.3 million compared to $1.2 million in the comparable period in 2000. Net cash used in operating activities for the first six months of 2001 and for the comparable period in 2000 was primarily the result of net losses of $45.5 million and $30.9 million, respectively, which included restructuring charges of $2.1 million in the first six months of 2001 and amortization of deferred stock compensation, warrants and intangible assets of $11.4 million for the first six months of 2001 and $14.1 million for the comparable period in 2000.

     Net cash of $18.7 million was provided by investing activities for the six months ended June 30, 2001 resulting from maturities of available-for-sale investments, partially offset by cash used to purchase intangible assets and computer hardware and software, office furniture and equipment. For the six months ended June 30, 2000, net cash used for investing activities was $2.2 million and principally related to the purchase of short and long-term investments, and to purchase computer hardware and software, office furniture and equipment.

     Net cash provided by financing activities was $2.9 million for the six months ended June 30, 2001 and $2.7 million for the comparable period in 2000. The cash provided by financing activities for the six months ended June 30, 2001 was principally related to proceeds from shares issued under our stock option and employee stock purchase plans. The cash provided by financing activities for the first six months of 2000 was principally related to the issuance of common stock under our stock option plans.

     Our liquidity, capital resources and results of operations in any period could be impacted by the exercise of outstanding stock options and warrants. For example, at June 30, 2001, we had outstanding options to purchase 13.7 million shares of our common stock at a weighted average exercise price of $6.81 per share, and had approximately 13 million additional shares reserved for future grant under our stock option plans. In addition, we have issued warrants which are now exercisable to purchase 2.4 million shares of common stock at an weighted average exercise price of $4.94 per share Accordingly, our liquidity and capital resources may be impacted in future periods by cash proceeds upon exercise of these securities and from securities reserved for future issuance under our stock option plans. In addition, our per share results of operations could also be impacted by the increased number of outstanding shares. However, we cannot predict the timing or amount of proceeds from the exercise of these securities, if they are exercised at all.

     We expect that for the foreseeable future, our operating expenses and planned capital expenditures will constitute a significant use of our cash balances. In addition, we may use cash to fund acquisitions or invest in other businesses, technologies or product lines. We currently anticipate that our existing cash and investments will be sufficient to meet our presently anticipated working capital, capital expenditure and our operating requirements for the next several quarters. However, we may require additional funds either within this time period or at some future date. We may seek to raise these additional funds through public or private debt or equity financing to meet these additional working capital requirements. There can be no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders. If adequate funds are not available on acceptable terms, our business and operating results could be adversely affected. If we were to seek additional financing today, we do not believe it would be available on reasonable terms.


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

     We have incurred net losses in each quarterly period since our inception. As of June 30, 2001, we had an accumulated deficit of $120 million. We expect to continue to incur losses on both a quarterly and annual basis for the foreseeable future. Moreover, we expect to continue to incur significant sales and marketing and research and development expenses. Further, we will incur substantial stock compensation expense in future periods, which represents non-cash charges incurred due to the issuance of stock options prior to the closing of our initial public offering on July 28, 2000. Therefore, we will need to significantly increase our revenues to achieve and maintain profitability. We may not be able to generate sufficient revenues to achieve profitability.

The current economic downturn has significantly impacted demand for our products and services and may adversely impact future revenues.

     The majority of our revenues has been and is expected to continue to be derived from customers in the United States. Recent economic indicators, including growth in gross domestic product, reflect a decline in economic activity in the United States. Some reports have indicated an even more significant decline in spending by corporations in the area of information technology, which includes the eCRM market. Because current conditions in the domestic and global economies are extremely uncertain, it is difficult to estimate the level of growth for the economy as a whole. It is even more difficult to correlate the impact of macro-economic conditions on our sales activities. We believe that current economic conditions have caused decreased demand in our target markets, and in particular, have increased the average length of our sales cycles.

     Because our budgeting and forecasting are dependent upon estimates of revenue growth in the markets we target, the prevailing economic uncertainty renders estimates of anticipated license contract signings and future revenues difficult to make. The future performance of the overall domestic and global economies will have a significant impact on our overall performance. To the extent that the current downturn continues or increases in severity, or results in a similar downturn worldwide, we believe demand for our products and services, and therefore future revenues, could be further reduced.

Our product has a long and variable sales cycle, which makes it difficult to predict our future results and may cause our operating results to vary significantly.

     Our revenues and results of operations are difficult to predict and may fluctuate substantially from quarter to quarter. For example, certain indicators that we relied upon in developing our license revenue forecasts, such as our historical pattern of transaction timing and anticipated sales cycles, did not prove reliable during the six-month period ended June 30, 2001. Despite engaging with a number of customer prospects during the quarter ended June 30, 2001, we continued to see the extended sales cycles and postponed customer IT spending that was also prevalent in the first quarter of 2001. To the extent that there continues to be economic uncertainty or perceived uncertainty in global economies, we believe our operating results could be materially and adversely affected.

     The period between initial contact with a prospective customer and the licensing of our application suite varies and can range from three to twelve months. The timing of revenues from the licensing of our application suite is difficult to forecast for a variety of reasons, including the following factors:

     . A significant portion of our license agreements are completed within the last few weeks of each quarter. Recently, this pattern has become more pronounced, and as a result, any revenue shortfalls for a quarterly period may not be known until late in the quarter;

     . Our sales cycle is long and complex as customers consider a number of factors before committing to purchase our application suite. Factors considered by customers when evaluating our application suite include product benefits, cost and time of implementation, ability to operate with existing and future computer systems and the ability to accommodate increased transaction volume and product reliability. As a result, we spend significant time and resources informing prospective customers about our application suite, which may not result in a completed transaction and impact our operating margins;

     . Because the licensing of our application suite is often an enterprise-wide decision by our customers that involves many factors, our ability to license our product may be impacted by changes in the strategic importance of eCRM projects to our customers, budgetary constraints or changes in customer management;

     . The contract value of individual license agreements can vary significantly, therefore, delays in the signing of one or more large license agreements or the loss of a significant customer order could have a material impact on our revenues and results of operations because a substantial portion of our quarterly revenues are derived from a small number of customers;

     . The existence or even the anticipation by potential customers of economic downturns in the markets in which we operate has in the quarter ended June 30, 2001 and may continue in future periods to decrease the demand for our applications, cause pricing pressures for our products and substantially reduce our sales activity. As a result of these macroeconomic conditions, customers have during the quarter ended June 30, 2001 and may continue in future periods to unexpectedly postpone or cancel planned eCRM projects, including the evaluation and purchase of new applications or upgrades to existing applications;

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

Recent cost-reduction efforts may not result in anticipated savings and may adversely impact our productivity and service level .

     In March and July of 2001, we announced reductions in our workforce of approximately 13% and 25%, respectively, and instituted various cost control measures. These cost control efforts involve various aspects of our business operations. The failure to achieve these cost savings could have a material adverse effect or our financial condition. Moreover, even if we are successful with these efforts and generate the anticipated cost savings, there can be no assurance that these actions will not adversely impact our productivity and adversely impact our business and results of operations.

Because a small number of customers have accounted, and are likely to continue to account, for a substantial portion of our revenues, our revenues could decline due to the loss or delay of a single customer order.

     A relatively small number of customers account for a significant portion of our total quarterly revenues. The loss or delay of individual orders could have a significant impact on revenues and operating results. One customer accounted for 20% of our revenues for the three-month period ended June 30, 2001, while in the same period of 2000, two customers accounted for 24% of our total revenues. We expect that revenues from a limited number of new customers will continue to account for a large percentage of total revenues in future periods. Our ability to attract new customers will depend on a variety of factors, including the performance, quality, breadth, depth and price of our current and future products. Our failure to add new customers that make significant licenses of our application suite and services would reduce our future revenues.

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

     All of our revenues to date have been derived from the licensing of our application suite and the sale of related services. For the six months ended June 30, 2001, 39% of our total revenues were derived from the licensing of our application suite as compared to 56% in the same period of 2000. Since introducing our products in March 1999, license revenues have accounted for 53% of our total revenues. The decrease in the percentage of revenues derived from license sales for the six months ended June 30, 2001 resulted primarily from a decrease in the license sales when compared to the same period ended June 30, 2000 and the increases in service revenues for the same period. Our future revenues will depend, in significant part, on our successful development and license of new and enhanced versions of our application suite and of other new products. If we are not able to successfully develop new products or these new products do not achieve market acceptance, our revenues would be reduced.

We are the target of several securities class action complaints and are at risk of securities class action litigation, which could result in substantial costs and divert management attention and resources.

     During July 2001, several securities class action complaints were filed against the underwriters of the Company's initial public offering, the Company, its directors and certain of its officers in the United States District Court for the Southern District of New York. The complaint alleges that the underwriters entered into certain arrangements with investors in connection with our initial public offering, and that these alleged arrangements should have been and were not disclosed in the registration statement and prospectus. The complaints seek unspecified monetary damages and attorneys fees and other costs. We expect that these cases will be consolidated into a single case. The Company believes that it has meritorious defenses against the lawsuits and intends to defend itself vigorously.

     In addition, in the past, other types of securities class action litigation have been brought against companies following a decline in the market price of their securities. This risk is especially acute for us because technology companies have experienced greater than average stock price volatility in recent years, particularly since mid-2000 and, as a result, technology companies have been subject to a greater number of securities class action claims than companies in other industries. We may in the future be the target of additional securities class action litigation. Securities litigation could result in substantial costs and divert management's attention and resources, which could harm our business.

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

     Our application suite must be able to accommodate a large number of transactions, customers and product offerings. Large-scale usage presents significant technical challenges that are difficult or impossible to predict. To date, our application suite has been deployed by only a limited number of customers and, therefore, we cannot assure you that our application suite is able to meet our customers' demands for large-scale usage. If our customers experience difficulty with our application suite during periods of high traffic or usage, it could damage our reputation and reduce our revenues.

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

     To date, we have generated limited revenues from sales outside the United States. We have established sales offices in the United Kingdom, Canada, Germany, Sweden, France, Netherlands, Italy, Hong Kong, Singapore, Japan and Australia. If we fail to license our application suite in international markets, we could experience slower revenue growth and our business could be harmed. We anticipate devoting significant resources and management attention to expanding international opportunities. Expanding internationally subjects us to a number of risks, including:

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

If we are unable to meet rapid changes in technology, our existing application suite could become obsolete.

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

     We have no issued patents. We presently have several United States patent applications pending. It is possible that some or all of the patents that we have applied for will not be issued, and even if issued, that some or all may be successfully defended. It is also possible that we may not develop proprietary products or technologies that are patentable, that any patent issued to us may not provide us with any competitive advantages or that the patents of others will harm our ability to do business.

     Despite our efforts to protect our proprietary rights and technology, unauthorized parties may attempt to copy aspects of our products or obtain the source code to our software or use other information that we regard as proprietary or could develop software competitive to ours. Our means of protecting our proprietary rights may not be adequate, and our competitors may independently develop similar technology or duplicate our product. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such resulting litigation could result in substantial costs and diversion of resources that could have a material adverse effect on our business, operating results and financial condition.

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

     California is currently experiencing an energy crisis and has recently experienced significant power shortages. As a result, energy costs in California, including natural gas and electricity, may rise significantly over the next year. Because our principal operating facilities are located in California, our operating expenses may increase significantly if this trend continues. In addition, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout the state. If blackouts interrupt our power supply, we may be temporarily unable to operate. Any such interruption in our ability to continue operations could delay the development, marketing and sale of our application suite. Future interruptions could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could have an adverse effect on our operating results.

Our directors and executive officers maintain significant control over Blue Martini Software, which may lead to conflicts with other stockholders over corporate governance.

     Our directors, executive officers and holders of 5% or more of our outstanding common stock beneficially owned approximately 56.9% of our outstanding common stock as of July 13, 2001. Monte Zweben, our Chairman, President and Chief Executive Officer, together with related entities, beneficially owned approximately 39.4% of our common stock as of this date. These stockholders, acting together, and Mr. Zweben, individually, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and significant corporate transactions, such as mergers or other business combination transactions. This control may delay or prevent a third party from acquiring or merging with us.

Intangible asset risk

     We have approximately $4.8 million of intangible assets. At June 30, 2001 we believe our intangible assets are recoverable. However, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

There may be sales of a substantial amount of our common stock in the near future that could cause our stock price to fall.

     Some of our current stockholders hold a substantial number of shares, which they are able to sell in the public market, subject to restrictions under the Securities Act. Sales of a substantial number of shares of our common stock within a short period of time could cause our stock price to fall. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

     Through June 30, 2001, the majority of our recognized revenues have been denominated in United States dollars and were from both domestic and international customers. Our exposure to foreign currency exchange rate changes has been immaterial. We expect that future license and service revenues will continue to be derived from international markets and may be denominated in the currency of the applicable market. Through June 30, 2001, we have expanded our international operations and have hired personnel in Europe and Asia Pacific. We have incurred operating expenses denominated in foreign currencies. Our future operating results may become subject to significant fluctuations based upon changes in the exchange rates of foreign currencies in relation to the United States dollar. We expect to continue to engage in international sales denominated in United States dollars. An increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations and, when appropriate, may use economic hedging techniques in the future to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future. Through June 30, 2001, the Company had not engaged in foreign currency hedging activities.

Interest Rate Risk

     Our exposure to financial market risk, including changes in interest rates, relates primarily to our investment portfolio. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because a substantial majority of our investments are in fixed rate securities with maturities not exceeding 18 months. We do not invest in any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the relatively short-term nature of our available-for-sale investment portfolio.


PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal proceedings

     In July 2001, a class action complaint was filed in the U.S. District Court for the Southern District of New York. The complaint asserts claims under the Securities Act and the Exchange Act against the underwriters of the Company's initial public offering, the Company, its directors and certain of its officers. The complaint alleges that the underwriters entered into certain arrangements with investors in connection with the Company's initial public offering, and that these alleged arrangements should have been and were not disclosed in the registration statement and prospectus. The complaint seeks unspecified monetary damages and attorneys' fees and other costs. Since the filing of the complaint, press releases have indicated that a number of similar complaints have been filed on behalf of various plaintiffs. The Company expects that these cases will be consolidated with the first action into a single case. The Company believes that it has meritorious defenses against the lawsuits and intends to defend itself vigorously.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of stockholders was held on June 7, 2001 (the "Annual Meeting"). The following matters were considered and voted upon at the Annual Meeting:

     (a) To elect two directors, A. Michael Spence and Andrew W. Verhalen to hold office until the 2004 annual meeting of stockholders. The votes cast and withheld for such nominees were as follows:

                                             Votes For          Votes Withheld
                                             ---------          --------------

         A. Michael Spence................   66,023,753             140,169
         Andrew W. Verhalen...............   66,111,592              52,330

         Directors continuing in office until the 2002 Annual Meeting:

         Edward H. Vick
         William F. Zuendt

         Directors continuing in office until the 2003 Annual Meeting:

         James C. Gaither
         Monte Zweben

(b) To ratify the selection of KPMG LLP as independent accountants for the Company for the year ended December 31, 2001. Shares voting:

         For..............................    66,068,881
         Against..........................        49,031
         Withheld.........................        46,010
         Broker non-vote..................            --

     Based on these voting results, each of the directors nominated was elected and the second matter was approved.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

        The following exhibits are filed herewith:

             Exhibit
             Number                          Description
             ------                          -----------
               3.1 Amended and Restated Certificate of Incorporation of the Registrant. /1/
               3.2      Amended and Restated Bylaws of the Registrant. /2/
               4.1      Specimen Stock Certificate. /3/
              10.1      2000 Equity Incentive Plan, as amended. /4/
              10.2      2000 Employee Stock Purchase Plan, as amended. /4/

--------------------------------------------------------------------------------

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

/2/ Incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 333-55374).

/3/ Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-36062), as amended.

/4/ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

 (b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 10, 2001

                                BLUE MARTINI SOFTWARE, INC.
                                (Registrant)


                                /S/ Monte Zweben
                                ----------------------
                                Monte Zweben
                                Chairman, President and Chief Executive Officer



                                /S/ John E. Calonico, Jr.
                                -------------------------
                                John E. Calonico, Jr.
                                Vice President and Chief Financial Officer
                                (Principal Financial Accounting Officer)