Form 10-Q
period 2001-09-30
BLUE MARTINI SOFTWARE INC
filed 2001-11-14
CIK 1077814

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------
                                    FORM 10-Q
                                   -----------

 X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
---     Exchange Act of 1934

        For the quarterly period ended September 30, 2001

                                       OR

--- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

           Yes     X                                   No
                 -----                                     ------


As of October 31, 2001 there were approximately 68,045,000 shares of the registrant's common stock outstanding.

================================================================================

                           BLUE MARTINI SOFTWARE, INC.

                                      INDEX

                     PART I. FINANCIAL INFORMATION
                                                                   Page No.
                                                                   --------

Item 1.    Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets
            September 30, 2001 and December 31, 2000                     3

           Condensed Consolidated Statements of Operations
            Three and nine months ended September 30, 2001 and 2000      4

           Condensed Consolidated Statements of Cash Flows
            Nine months ended September 30, 2001 and 2000                5

           Notes to Condensed Consolidated Financial Statements          6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                    11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk   29



                           PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                             30

           Signatures                                                   30

PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                           BLUE MARTINI SOFTWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)
                                   (Unaudited)

                                ASSETS                           September 30, 2001       December 31, 2000
                                                                 ------------------       -----------------

Current assets:
    Cash and cash equivalents                                         $   21,508              $   40,101
    Short-term investments                                                83,263                  62,183
    Accounts receivable, net                                               4,179                  12,584
    Prepaid expenses and other current assets                              4,737                   6,942
                                                                    ------------            ------------
        Total current assets                                             113,687                 121,810
Long-term investments                                                         --                  51,402
Property and equipment, net                                                6,242                   8,713
Intangible assets and other, net                                           4,679                   6,373
                                                                    ------------            ------------
        Total assets                                                   $ 124,608               $ 188,298
                                                                    ============            ============



                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                 $     1,921             $     4,434
    Accrued employee compensation                                          7,809                   9,411
    Other current liabilities                                              6,448                  14,233
    Deferred revenues                                                      6,839                  15,249
    Current portion of long-term obligations                                  81                     209
                                                                  --------------           -------------
        Total current liabilities                                         23,098                  43,536
Long-term obligations, less current portion                                  117                     117
                                                                   -------------           -------------
        Total liabilities                                                 23,215                  43,653
                                                                     -----------             -----------

Stockholders' equity:
    Common stock                                                              68                      69
    Additional paid-in-capital                                           254,039                 260,943
    Deferred stock compensation                                          (18,672)                (42,106)
    Accumulated other comprehensive income                                   937                     282
    Accumulated deficit                                                 (134,979)                (74,543)
                                                                      ----------             -----------
        Total stockholders' equity                                       101,393                 144,645
                                                                      ----------              ----------
        Total liabilities and stockholders' equity                     $ 124,608               $ 188,298
                                                                       =========               =========


     See accompanying notes to condensed consolidated financial statements.

                           BLUE MARTINI SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)
                                   (Unaudited)

                                                   Three Months Ended               Nine Months Ended
                                                      September  30,                  September 30,
                                                 ------------------------      --------------------------
                                                   2001           2000            2001              2000
                                                 ---------     ----------      ----------       ---------
Revenues:
   License                                       $   3,365     $   11,966      $  17,421        $ 26,457
   Service                                           7,899          9,053         29,980          20,263
                                                 ---------     ----------      ---------        --------
         Total revenues                             11,264         21,019         47,401          46,720
                                                 ---------     ----------      ---------        --------

Cost of revenues:
   License                                             876          1,025          3,233           2,337
   Service                                           7,885         11,594         33,214          28,295
                                                 ---------     ----------      ---------        --------
         Total cost of revenues                      8,761         12,619         36,447          30,632
                                                 ---------     ----------      ---------        --------
         Gross profit                                2,503          8,400         10,954          16,088
                                                 ---------     ----------      ---------        --------

Operating expenses:
   Sales and marketing                               9,007         14,821         40,203          36,248
   Research and development                          3,838          5,835         16,202          15,151
   General and administrative                        1,946          6,151         13,943          14,086
   Restructuring charges                             4,150             --          6,257              --
                                                 ---------     ----------      ---------        --------
         Total operating expenses                   18,941         26,807         76,605          65,485
                                                 ---------     ----------      ---------        --------
         Loss from operations                      (16,438)       (18,407)       (65,651)        (49,397)
Interest income and other, net                       1,461          1,827          5,215           1,966
                                                 ---------     ----------      ---------        --------
         Net loss                                $ (14,977)    $  (16,580)     $ (60,436)       $(47,431)
                                                 =========     ==========      =========        ========

Basic and diluted net loss per common share      $   (0.23)    $    (0.33)     $   (0.95)       $  (1.39)
                                                 =========     ==========      =========        ========

Shares used in computing basic and diluted
   net loss per common share                        64,500         50,760         63,380          34,230
                                                 =========     ==========      =========        ========

     See accompanying notes to condensed consolidated financial statements.

                           BLUE MARTINI SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                       ----------------------------------
                                                                          2001                   2000
                                                                       ----------             -----------

Operating activities:
   Net loss                                                            $  (60,436)            $  (47,431)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
      Depreciation and amortization                                         7,102                  2,717
      Amortization of stock compensation and warrants                      13,192                 23,807
      Provision for doubtful accounts                                       1,175                  1,390
      Restructuring charges and asset impairments                           3,285                     --
      Changes in operating assets and liabilities:
        Accounts receivable                                                 7,230                 (9,872)
        Prepaid expenses and other assets                                   2,399                 (5,203)
        Accounts payable, accrued employee compensation and
         other current liabilities                                         (8,718)                16,173
        Deferred revenues                                                  (8,410)                16,755
                                                                       ----------             -----------
           Net cash used in operating activities                          (43,181)                (1,664)
                                                                       ----------             -----------
Cash flows from investing activities:
   Purchases of property and equipment                                     (5,348)                (6,570)
   Payment on short-term installment plan for the purchase of
      intangible assets                                                    (4,250)                    --
   Sales and maturities (purchases) of investments, net                    30,826                (47,938)
                                                                       ----------             -----------
           Net cash provide by (used for) investing activities             21,228                (54,508)
                                                                       ----------             -----------
Cash flows from financing activities:
   Net proceeds from issuance of common stock                               3,651                  4,635
   Repurchases of common stock                                               (314)                   (89)
   Net proceeds from initial public offering of common stock                   --                158,611
   Repayment of debt and capital lease obligations                           (128)                  (856)
                                                                       ----------             -----------
           Net cash provided by financing activities                        3,209                162,301
                                                                       ----------             -----------
Effect of exchange rate changes on cash                                       151                     --
                                                                       ----------             -----------
Net increase (decrease) in cash and cash equivalents                      (18,593)               106,129
Cash and cash equivalents at beginning of period                           40,101                 10,362
                                                                       ----------             -----------
Cash and cash equivalents at end of period                             $   21,508             $  116,491
                                                                       ==========             ===========

Supplemental disclosures of noncash investing and financing activities:
   Property and equipment acquired under capital lease
     obligations                                                       $       --             $      265
                                                                       ==========             ===========
   Deferred stock compensation                                         $  (10,462)            $   50,836
                                                                       ==========             ===========
   Warrants issued in connection with lease financing and
     marketing arrangement                                             $      164             $   14,008
                                                                       ==========             ===========

     See accompanying notes to condensed consolidated financial statements.

                           BLUE MARTINI SOFTWARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

     The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Blue Martini Software, Inc. ("Blue Martini Software" or the "Company") Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results for the entire year ending December 31, 2001.

Note 2.  Net Loss Per Common Share

     Basic net loss per common share is computed using the weighted average number of outstanding shares of common stock during the period, excluding shares of restricted stock subject to repurchase. Dilutive net loss per common share is computed using the weighted average number of common shares outstanding during the period and, when dilutive, potential common shares from options and warrants to purchase common stock, and common stock subject to repurchase, using the treasury stock method, and from convertible preferred stock, using the "if-converted" method. Potential common shares consist of convertible preferred stock, unvested restricted common stock, stock options and warrants.

     The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive (in thousands):

                                                         Nine Months Ended
                                                            September 30,
                                                  ------------------------------
                                                     2001             2000
                                                   -------          ---------

Shares issuable under stock options                 13,963            7,335
Shares of restricted stock subject to repurchase     3,461            9,202
Shares issuable pursuant to warrants                 2,445            2,445


     The weighted average exercise price of stock options outstanding was $5.51 and $6.35 at September 30, 2001 and 2000, respectively. The weighted average purchase price of restricted stock was $0.54 and $0.46 at September 30, 2001 and 2000, respectively. The weighted average exercise price of warrants was $1.31 at September 30, 2001 and $4.94 at September 30, 2000.

Note 3.  Comprehensive Income (Loss)

     Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity, but are excluded from net income. The components of accumulated comprehensive loss are as follows (in thousands):


                                                   Three Months Ended               Nine Months Ended
                                                      September 30,                   September 30,
                                               -------------------------      --------------------------
                                                  2001            2000           2001            2000
                                               ---------      ----------      ---------       ----------

Net loss                                       $ (14,977)     $ (16,580)      $ (60,436)      $  (47,431)
Unrealized gains (losses) on available-for-sale
  investments, net of tax                             71           (134)            504             (134)
Change in accumulated translation
  adjustment                                         (45)            --             151               --
                                               ----------     ---------       ---------       ----------
   Total comprehensive loss                    $ (14,951)     $ (16,714)      $ (59,781)      $  (47,565)
                                               =========      =========       =========       ==========

Note 4.  Cash, Cash Equivalents and Short Term Investments

     The Company considers all highly liquid investments with remaining maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include institutional money market funds, commercial paper and various deposit accounts. Cash equivalents are recorded at cost, which approximates fair value.

     The Company's investments are classified as "available-for-sale" and are carried at fair value based on quoted market prices. These investments consist of corporate obligations that include commercial paper, corporate bonds and notes, U.S. government agency securities and asset-backed securities. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on the specific identification basis. The Company has the intent to maintain a liquid portfolio and has the ability to redeem its investments at their carrying amounts. Therefore, all investments at September 30, 2001 have been classified as short term. Previously, investments with original maturities greater than twelve months were classified as long-term because it was the Company's intent to hold those investment for one year or more.

Note 5.  Restructuring Charges

     During the quarter ended March 31, 2001, the Company initiated actions resulting in recognition of a $2.1 million restructuring charge. This charge included $1.3 million for the cancellation of facility leases, $0.7 million for severance payments to employees involuntarily terminated and $0.1 million for the write-down of certain operating assets to be disposed of. These restructuring actions resulted in the termination of approximately 70 employees. Asset write-downs were recorded for the net book value of operating assets consisting principally of personal computer equipment that were abandoned during the quarter ended March 31, 2001 as a result of the staff reductions.

     In July 2001, the Company announced and began to implement a supplemental restructuring plan designed to reduce costs and preserve cash. The supplemental restructuring plan consisted of terminating approximately 130 full-time employees; canceling or vacating certain facility leases as a result of those employee terminations; writing off the unamortized costs of abandoned assets; and canceling contracts that were not critical to the Company's core business strategy. The total cost of these actions resulted in a restructuring charge of $4.2 million during the quarter ended September 30, 2001. Of the restructuring charge approximately $1.0 million related to employee severance, $1.8 million related to the consolidation of facilities and $1.4 million related to asset write-downs representing the net book value of personal computer equipment and leasehold improvements abandoned as a result of the staff reductions.

     We anticipate paying restructuring related costs of approximately $0.7 million during the quarter ending December 31, 2001 and $0.4 million in 2002.

     The following table summarizes the activity related to the cost saving actions implemented in March 2001 and the supplemental restructuring implemented in July 2001 (in thousands):

                                  Accrued at                                            Accrued at
                                  December 31,      Total   Non-cash     Cash        September 30,
                                     2000          Expense   Charges   Payments          2001
                                  ------------     -------  --------   --------      -------------
Lease cancellations                 $    --        $ 3,077  $    --    $ (2,039)      $ 1,038
Severance and related charges            --          1,682     (133)     (1,519)           30
Asset write-downs                        --          1,498   (1,498)         --            --
                                   ---------       -------  --------   --------       -------
                                    $    --        $ 6,257  $(1,631)   $ (3,558)      $ 1,068
                                   =========       =======  ========   ========       =======

Note 6.  Impairment of Long-lived Assets

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

     During the quarter ended September 30, 2001, the Company evaluated the future usage of its computer network infrastructure in light of current operating activities. After this evaluation, management committed to a plan of disposal for certain of these assets, and accordingly, has classified these assets as held for disposal and recorded an impairment loss of $586,000 which is included in the accompany condensed consolidated statements of operations for the three and nine months ended September 30, 2001. This amount is not included in the restructuring charges of $4,167,000. assets at September 30, 2001 is $42,000 and is included in other assets in the accompanying condensed consolidated balance sheet as of September 30, 2001. Depreciation of these assets has ceased and it is expected that the assets will be disposed of by December 31, 2001.

Note 7.  Warrants

     In April 2000, the Company entered into a non-exclusive marketing and business development agreement with a system integrator to promote and market Blue Martini's products in Europe, the Middle East and Africa. As part of this marketing agreement, the Company issued a warrant to purchase 2,400,000 shares of common stock at an exercise price of $5.00 per share. The warrant is fully vested and non-forfeitable and is exercisable at the end of eight years and can be exercised sooner upon the achievement of certain milestones during the first four years of the marketing agreement.

     On September 28, 2001, the Company and the systems integrator agreed to a modification of the warrant that reduced the exercise price to $0.78, the market value of the Company's common stock at the date, covering 2,100,000 shares. As a result of this modification, the Company recorded a non-cash charge of $164,000 to deferred stock compensation that represents the incremental fair value of the modified warrant as compared to the value of the original warrant immediately before the modification. The incremental value of the warrant will be amortized over the remaining term of the marketing agreement. The incremental value of the warrant was based on an independent valuation, assuming a risk-free interest rate of 4.2%, expected volatility of 100%, no dividends and contractual life of
6.5 years for both the modified warrant and the original warrant.

Note 8.  Segment Reporting

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

     The Company's chief operating decision-maker is considered to be the chief executive officer ("CEO"). The CEO reviews financial information presented for purposes of making operating decisions and assessing financial performance. The financial information is identical to the information presented in the accompanying consolidated statements of operations and the Company had no significant foreign operations through December 31, 1999. For the three months ended September 30, 2001 and 2000, revenues derived from customers outside the United States, principally in Europe, Asia and Latin America, represented 38% and 19% of consolidated revenues, respectively. For the nine months ended September 30, 2001 and 2000, revenues derived from customers outside the United States represented 28% and 19% of consolidated revenues, respectively. On this basis, the Company is organized and operates in a single segment: the design, development and marketing of software applications.

Note 9.  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for changes in the values of those derivatives depends on the intended use of the derivatives and whether they qualify for hedge accounting. SFAS 133, as amended by SFAS 137 and SFAS 138, was adopted as of January 2001. The Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the adoption of the new standard did not effect the consolidated financial statements.

     In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. The Company believes that the adoption of Statements 141 and 142 will not affect its consolidated financial statements.

     In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company is required and plans to adopt the provisions of Statement No. 143 for the quarter ending March 31, 2003. The Company believes that the adoption of Statement No. 143 will not affect its consolidated financial statements.

     On October 3, 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Statement 144 is effective for the Company on January 1, 2002. The Company believes that the adoption of Statement 144 will not affect its consolidated financial statements.

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

     Blue Martini Software's target customers include senior sales, marketing, information technology and service executives in larger, established companies. We primarily target our products to the manufacturing, retail, financial services and consumer goods industries. As of September 30, 2001, we had licensed our software applications to more than 100 customers worldwide.

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

     We market our application suite through a direct sales force. We also engage in alliances with systems integrators and technology vendors to assist us in marketing and selling our application suite and related services. While our revenues to date have been derived principally from customers in the United States, international revenues accounted for 38% and 28% of our revenues for the three and nine months ended September 30, 2001, respectively. For the three and nine months ended September 30, 2000, international revenues accounted for 19% of our total revenues. We believe international revenues will represent a significant portion of our total revenues in the future but may fluctuate as a percentage of total revenues in the near term as we build out our international presence. Although we have a limited operating history, we believe that our quarterly operating results may experience seasonal fluctuations. For instance, quarterly results may fluctuate based on our customers' fiscal year, budgeting cycles, sales incentive plans, slow summer purchasing patterns and general economic conditions in markets where we conduct business.

     To date, we have derived a significant portion of our revenues from a small number of customers. No one customer accounted for more than 10% of our total revenues for the quarters ended September 30, 2001 and 2000. While we do not anticipate that any one customer will represent more than 10% of total revenues in 2001, we do expect that a limited number of customers will continue to account for a substantial portion of our license revenues in a given quarter. As a result, if we lose a major customer or if anticipated significant license contracts are delayed or cancelled, our revenues and operating results in a particular quarterly period would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period. If we fail to obtain a significant number of new customers or additional orders from existing customers in any period, our business and operating results would be harmed.

     We believe our success requires expanding our customer base, growing our relationships with consulting and system integrator partners and continuing to enhance our application. There can be no assurance that we will be successful in accomplishing any of these goals. We currently expect to incur a net loss in the quarter ending December 31, 2001. Our operating expenses are based in part on our expectations of future revenues and are relatively fixed in the short term. As such, a delay in completion of new customer license contracts or the recognition of revenues from one or more license contracts could cause significant variations in our operating results from quarter to quarter and could result in net losses in a given quarter being greater than expected.

Results of Operations

     The following table presents selected financial data for the periods indicated as a percentage of total revenues:

                                                 Three Months Ended               Nine Months Ended
                                                   September  30,                   September 30,
                                               -----------------------        -------------------------
                                                 2001           2000             2001            2000
                                               ---------      --------        ---------       ---------
Revenues:
   License                                          30%           57%              37%             57%
   Service                                          70            43               63              43
                                              --------      --------        ---------       ---------
         Total revenues                            100           100              100             100
                                              --------      --------        ---------       ---------
Cost of revenues:
   License                                           8             5                7               5
   Service                                          70            55               70              61
                                              --------      --------        ---------       ---------
         Total cost of revenues                     78            60               77              66
                                              --------      --------        ---------       ---------
         Gross profit                               22            40               23              34
                                              --------      --------        ---------       ---------
Operating expenses:
   Sales and marketing                              80            71               85              78
   Research and development                         34            28               34              32
   General and administrative                       17            29               29              30
   Restructuring charges                            37             -               13               -
                                              --------      --------        ---------       ---------
         Total operating expenses                  168           128              161             140
                                              --------      --------        ---------       ---------
         Loss from operations                     (146)          (88)            (138)           (106)
Interest income and other, net                      13             9               11               4
                                              --------      --------        ---------       ---------
         Net loss                                 (133)%         (79)%           (127)%          (102)%
                                              =========     ========        =========       =========

Revenues

     License. License revenues decreased from $12.0 million for the three months ended September 30, 2000 to $3.4 million for the three months ended September 30, 2001. For the nine months ended September 30, 2001, license revenues decreased to $17.4 million from $26.5 million for the comparable period in 2000. The decreases in license revenues for the three and nine month periods ended September 30, 2001 as compared to the comparable periods in 2000 were due to a decrease in software licenses to new customers. We believe that current economic conditions have resulted in decreased demand in our target markets, and in particular, we have experienced an increase in the average length of our sales cycles as compared to prior years. The future direction of the overall domestic and global economies will have a significant impact on our overall performance. To the extent that the current downturn continues or increases in severity, we believe demand for our products and services, and therefore future revenues, will be reduced as compared to prior periods.

     Service. Service revenues decreased from $9.1 million for the three months ended September 30, 2000 to $7.9 million for the three months ended September 30, 2001. The decrease in service revenues for the three months ended September 30, 2001 as compared to the same period in 2000 was due to a reduction in the number of license contracts signed in the preceding quarters, partially offset by an increase in maintenance revenues. For the nine months ended September 30, 2001, service revenues increased to $30.0 million from $20.3 million for the comparable period in 2000. The increase in service revenues for the nine months ended September 30, 2001 as compared to the same periods in 2000 was due to an increase in the number of customers under maintenance agreements and an increase in the total number of consulting service engagements. We expect that our service revenues will fluctuate as a percentage of total revenues. Service revenues are anticipated to decrease as a percentage of total revenues over the long term as systems integrators and other professional services organizations provide the consulting services, technical support and training that we currently provide. A reduction in the number of application suite licenses to new or existing customer will impact services and will result in lower revenues from our customer training, consulting services and technical support organizations.

Cost of Revenues

     License. Cost of license revenues consists of royalties payable to third parties and amortization of purchased intangibles for software that is either embedded in or bundled with our products. Cost of license revenues decreased from $1.0 million for the three months ended September 30, 2000 to $0.9 million for the three months ended September 30, 2001. These amounts represented 9% of license revenues in 2000 and 26% in 2001. The decrease in cost of licenses in absolute dollar terms for the three months ended September 30, 2001 as compared to the same period in 2000 was due to a decrease in our license revenues, partially offset by higher amortization of purchased intangible assets. For the nine months ended September 30, 2001, cost of license revenues increased to $3.2 million from $2.3 million for the comparable period in 2000. These amounts represented 19% and 9% of license revenues for these periods. The increase in cost of licenses in absolute dollar terms for the nine months ended September 30, 2001 as compared to the same periods in 2000 was principally the result of amortization of certain intangible assets acquired in December 2000. Our cost of licenses, when expressed in absolute dollar terms, will be impacted by our license revenues. Increases or decreases in license revenues will cause cost of license revenues to increase or decrease, respectively. In addition, to the extent license revenues increase, we expect cost of license revenues to increase in absolute dollars but to decline slightly as a percentage of license revenues as a result of royalty agreements that typically contain declining royalty rates.

     Service. Cost of service revenues consists primarily of salaries and other personnel-related expenses, amortization of deferred stock compensation and depreciation of equipment used to provide consulting services, technical support and training. Cost of services decreased from $11.6 million for the three months ended September 30, 2000 to $7.9 million for the three months ended September 30, 2001, and represented 128% of service revenues in 2000 and 100% in 2001. The decrease in absolute dollars for the three month periods ended September 30, 2001 as compared to the same periods in 2000 was primarily due to the cost-saving actions implemented in March 2001 and July 2001. For the nine months ended September 30, 2001, cost of services increased to $33.2 million from $28.3 million for the comparable period in 2000, and represented 111% of service revenues in 2001 and 140% in 2000. The increase in absolute dollars for the nine month period ended September 30, 2001 as compared to the same period in 2000 resulted from the expansion of our consulting services, technical support and training organizations to support the growth in new licenses, partially offset by a decrease in the amortization of deferred stock compensation. Because our cost of service revenues are relatively fixed, our cost of services, when expressed as a percentage of related service revenues, may fluctuate in the near term, based primarily on our related service revenues.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of the costs of our direct sales and marketing personnel, amortization of deferred stock compensation, as well as costs of marketing programs including trade shows, advertisements, promotional activities and media events. Sales and marketing expenses decreased from $14.8 million for the three months ended September 30, 2000 to $9.0 million for the three months ended September 30, 2001. The decrease for the three-month period ended September 30, 2001 as compared to the same period in 2000 was primarily due to lower spending on marketing and advertising programs and the cost-saving actions implemented in March 2001 and July 2001. For the nine months ended September 30, 2001, marketing and sales expenses increased to $40.2 million from $36.2 million for the comparable period in 2000. The increase for the nine month period ended September 30, 2001 as compared to the same period in 2000 was primarily attributable to an increase in sales and marketing personnel expenses and increased spending for marketing and advertising programs, partially offset by a decrease in sales commissions and amortization of deferred stock compensation.

     Research and Development. Research and development expenses consist primarily of salaries and related expenses for engineering personnel, amortization of deferred stock compensation, costs of contractors and depreciation of equipment used in the development of our software application. Research and development expenses decreased from $5.8 million for the three months ended September 30, 2000 to $3.8 million for the three months ended September 30, 2001. The decrease for the three month period ended September 30, 2001 as compared to the same period in 2000 was primarily due to staff reductions resulting from the restructuring actions we implemented in March 2001 and July 2001 and a reduction in the amortization of deferred stock compensation. For the nine months ended September 30, 2001, research and development expenses increased to $16.2 million from $15.2 million for the comparable period in 2000. The growth in expenses for the nine months ended September 30, 2001 as compared to the comparable period in 2000 was primarily due to an increase in personnel-related expenses resulting from the addition of engineering personnel to support the development and enhancement of our products and an increase in professional fees related to product development activities, partially offset by a decrease in the amortization of deferred stock compensation.

     General and Administrative. General and administrative expenses include costs associated with our finance, human resources, legal, information systems and other administrative functions and consist principally of salaries and related expenses, professional fees, amortization of deferred stock compensation, provisions for doubtful accounts and depreciation. General and administrative expenses decreased from $6.2 million for the three months ended September 30, 2000 to $1.9 million for the three months ended September 30, 2001. For the nine months ended September 30, 2001, general and administrative expenses decreased to $13.9 million from $14.1 million for the comparable period in 2000. The decrease in general and administrative expenses for the three and nine months ended September 30, 2001 as compared to the comparable periods in 2000 were primarily due to the cost-saving actions implemented in March 2001 and July 2001, decreased amortization of deferred stock compensation and a decrease in the provision for doubtful accounts, partially offset by an increase in depreciation expense.

     Restructuring charges. During the quarter ended March 31, 2001, we initiated actions resulting in recognition of a $2.1 million restructuring charge. This charge included $1.3 million for the cancellation of facility leases and $0.7 million for severance payments to employees involuntarily terminated and $0.1 million for the write-down of certain operating assets to be disposed of. These restructuring actions resulted in the termination of approximately 70 employees. Asset write-downs were recorded for the net book value of operating assets consisting principally of personal computer equipment that were abandoned during the quarter ended March 31, 2001 as a result of the staff reductions.

     In July 2001, we announced and began to implement a supplemental restructuring plan designed to reduce costs and preserve cash. The supplemental restructuring plan consisted of terminating approximately 130 full-time employees; canceling or vacating certain facility leases as a result of those employee terminations and writing off the unamortized costs of abandoned assets. The total cost of these actions resulted in a restructuring charge of $4.2 million during the quarter ended September 30, 2001. Of the restructuring charge approximately $1.0 million related to employee severance, $1.8 million related to the consolidation of facilities and $1.4 million related to asset write-downs representing the net book value of personal computer equipment and leasehold improvements abandoned as a result of the staff reductions.

     We anticipate paying restructuring related costs of approximately $0.7 million during the quarter ending December 31, 2001 and $0.4 million in 2002.

     During the quarter ended September 30, 2001, the Company evaluated the future usage of its computer network infrastructure in light of current operating activities. After this evaluation, management committed to a plan of disposal for certain of these assets, and accordingly, has classified these assets as held for disposal and recorded an impairment loss of $586,000, which is included in marketing and sales, research and development and general and administrative expenses, in the accompany condensed consolidated statements of operations for the three and nine months ended September 30, 2001. The carrying value of the assets at September 30, 2001 is $42,000 and are included in other assets in the accompanying condensed consolidated balance sheet as of September 30, 2001. Depreciation of these assets has ceased and it is expected that the assets will be disposed of by December 31, 2001.

     Stock Compensation. Deferred stock compensation represents the difference between the exercise price of stock option grants to employees and the deemed fair value of our common stock at the time of those grants. We recorded deferred stock compensation of $2.2 million for the period from inception to December 31, 1998, $10.4 million in 1999 and $50.6 million in 2000. We are amortizing deferred stock compensation to expense over the period during which the stock options vest, generally four years, using an accelerated method allowed by generally accepted accounting principles. Such amortization amounted to $950,000 and $8.8 million for the three months ended September 30, 2001 and September 30, 2000, respectively, and $10.5 million and $20.7 million for the nine months ended September 30, 2001 and 2000, respectively. Amortization expense for the three and nine months ended September 30, 2001 was reduced by $3.1 million and $5.7 million, respectively, to reflect adjustments associated with unvested options forfeited by terminated employees.

     During the nine months ended September 30, 2001 and the comparable period in 2000, we granted and immediately vested, stock options to non-employees. In connection with these grants, we recorded non-cash compensation expense of $56,000 for the nine months ended September 30, 2001 and $1.4 million for the comparable period in 2000. This reflects the fair value of these stock options based on the Black-Scholes option-pricing model.

     The net amortization of deferred stock compensation, and the expense associated with stock options granted to non-employees is summarized in the table below, the amounts reported for the following items in the accompanying consolidated statement of operations are net of adjustment to reduce expenses for unvested options forfeited by terminated employees:

                                          Three Months Ended               Nine Months Ended
                                             September 30,                   September 30,
                                      -------------------------      ---------------------------
(In thousands)                            2001            2000            2001             2000
                                      -----------    ----------      ----------       ----------
Cost of revenues                        $  1,409         2,079        $  3,322         $  5,173
Sales and marketing                         (30)         1,916           1,600            5,220
Research and development                   (105)         1,784           1,150            5,157
General and administrative                 (324)         3,010           4,526            6,581
                                        --------      ---------       ---------       ----------
                                        $   950       $  8,789        $ 10,598         $ 22,131
                                        ========      =========       =========       ==========

     Amortization of deferred stock compensation is estimated to total $12.7 million for 2001, $5.5 million for 2002, $1.9 million for 2003 and $0.1 million for 2004. Amortization of deferred stock compensation will be reduced in future periods to the extent options are terminated prior to being vesting.

Interest Income and Other, Net

     Interest income and other, net consists of interest income from cash, cash equivalents and available-for-sale investments partially offset by interest expense associated with capital leases and foreign currency transaction gains and losses. Interest income and other, net decreased from $1.8 million for the three months ended September 30, 2000 to $1.5 million for the three months September 30, 2001. The decrease resulted from lower average balance of cash and investments and a decrease in interest rates in 2001 as compared to the some period in 2000. For the nine months ended September 30, 2001, interest income and other, net increased to $5.2 million from $2.0 million in the comparable period in 2000. The increase was due primarily to higher balances of cash, cash equivalents and investments as a result of our initial public offering in July 2000. Foreign currency transaction losses for the three and nine months ended September 30, 2001 were $5,000 and $227,000, respectively. For the three and nine months ended September 30, 2000, foreign currency transaction gains and losses were immaterial.

Income Taxes

     From inception to September 30, 2001, we have incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit. Because of our limited operating history, our losses incurred to date and the difficulty in accurately forecasting our future results, management does not believe that the realization of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Therefore, we have recorded a 100% valuation allowance against the deferred income tax assets.

Liquidity and Capital Resources

     As of September 30, 2001, we had cash, cash equivalents and short-term investments of approximately $104.8 million.

     For the nine months ended September 30, 2001, net cash used in operating activities was $43.2 million compared to $1.7 million in the comparable period of 2000. Net cash used in operating activities for the first nine months of 2001 and for the comparable period in 2000 was primarily the result of net losses of $60.4 million and $47.4 million, respectively, which included amortization of deferred stock compensation, warrants and intangible assets of $14.7 million for the first nine months of 2001 and $23.8 million for the comparable period in 2000.

     Net cash of $21.4 million was provided by investing activities for the nine months ended September 30, 2001 resulting from maturities of available-for-sale investments, partially offset by cash used to purchase computer hardware and software, office furniture and equipment and intangible assets. For the nine months ended September 30, 2000, net cash used for investing activities was $54.5 million and principally related to the purchase of short and long-term investments, and to purchase computer hardware and software, office furniture and equipment.

     Net cash provided by financing activities was $3.2 million for the nine months ended September 30, 2001 and $162.3 million for the comparable period in 2000. The cash provided by financing activities for the nine months ended September 30, 2001 was principally related to proceeds from shares issued under our stock option and employee stock purchase plans. The cash provided by financing activities for the first nine months of 2000 was principally related to the net proceeds received from our initial public offering of common stock in July 2000, net of issuance costs.

     In March 2001, we initiated cost-saving actions resulting in recognition of a $2.1 million restructuring charge. As of September 30, 2001, these cost-saving actions were substantially complete and included total cash payments of $1.8 million, principally for employee severance and lease cancellation fees. In July 2001, we announced and began to implement a supplemental restructuring plan designed to reduce costs and preserve cash that resulted in a restructuring charge of $4.2 million recorded during the quarter ended September 30, 2001. Through September 30, 2001, the supplemental restructuring plan had resulted in total cash payments of approximately $1.8 million. Payments of approximately $1.1 million associated with remaining lease liabilities for abandoned facilities as a result of the staff reductions will continue through 2002. See
Note 5 to the condensed consolidated financial statements for a further discussion of our restructuring charges.

     Our liquidity, capital resources and results of operations in any period could be impacted by the exercise of outstanding stock options and warrants. For example, at September 30, 2001, we had outstanding options to purchase 14.0 million shares of our common stock at a weighted average exercise price of $5.51 per share, and had approximately 13.4 million additional shares reserved for future grant under our stock option plans. In addition, we have issued warrants which are now exercisable to purchase 2.4 million shares of common stock at an weighted average exercise price of $1.31 per share. Accordingly, our liquidity and capital resources may be impacted in future periods by cash proceeds upon exercise of these securities and from securities reserved for future issuance under our stock option plans. In addition, our per share results of operations could also be impacted by the increased number of outstanding shares. However, we cannot predict the timing or amount of proceeds from the exercise of these securities, if they are exercised at all.

     We expect that for the foreseeable future, our operating expenses and planned capital expenditures will constitute a significant use of our cash balances. In addition, we may use cash to fund acquisitions or invest in other businesses, technologies or product lines. We currently anticipate that our existing cash and investments will be sufficient to meet our presently anticipated working capital, capital expenditure and our operating requirements for at least the next twelve months. However, we may require additional funds either within this time period or at some future date. We may seek to raise these additional funds through public or private debt or equity financing to meet these additional working capital requirements. There can be no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders. If adequate funds are not available on acceptable terms, our business and operating results could be adversely affected. If we were to seek additional financing today, we do not believe it would be available on reasonable terms.

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

     We have incurred net losses in each quarterly period since our inception. As of September 30, 2001, we had an accumulated deficit of $135.0 million. We expect to continue to incur losses on both a quarterly and annual basis for the foreseeable future. Moreover, we expect to continue to incur significant costs of services as well as substantial operating expenses. Further, we will incur substantial stock compensation expense in future periods, which represents non-cash charges incurred due to the issuance of stock options prior to the closing of our initial public offering on July 28, 2000. Therefore, we will need to significantly increase our revenues to achieve and maintain profitability and a positive cash flow. We may not be able to generate sufficient revenues to achieve profitability.

The current economic downturn has significantly impacted demand for our products and services and may adversely impact future revenues.

     The existence or even the anticipation by potential customers of economic downturns in the markets in which we operate has in the quarter ended September 30, 2001 and may continue in future periods to decrease the demand for our applications, cause pricing pressures for our products and substantially reduce our sales activity. For the quarter ended September 30, 2001, we signed five new license contracts which represented a decrease from the number of new license contracts signed in prior quarters. As a result of current macroeconomic conditions, customers have during the quarter ended September 30, 2001 postponed or cancelled, and may continue in future periods to unexpectedly postpone or cancel, planned eCRM projects, including the evaluation and purchase of new applications or upgrades to existing applications.

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

     Our revenues and results of operations are difficult to predict and may fluctuate substantially from quarter to quarter. For example, certain indicators that we relied upon in developing our license revenue forecasts, such as our historical pattern of transaction timing and anticipated sales cycles, did not prove reliable during the first nine-months of 2001. Despite engaging with a number of customer prospects during this period, we continued to see extended sales cycles and postponed customer IT spending. To the extent that there continues to be uncertainty or perceived uncertainty in global economies, we believe our operating results could be materially and adversely affected.

     The period between initial contact with a prospective customer and the licensing of our application suite varies and can range from three to more than twelve months. The timing of revenues from the licensing of our application suite is difficult to forecast for a variety of reasons, including the following factors:

     o A significant portion of our license agreements are completed within the last few weeks of each quarter. Recently, this pattern has become more pronounced, and as a result, any revenue shortfalls for a quarterly period may not be known until late in the quarter;

     o Our sales cycle is long and complex as customers consider a number of factors before committing to purchase our application suite. Factors considered by customers when evaluating our application suite include product benefits, cost and time of implementation, ability to operate with existing and future computer systems and the ability to accommodate increased transaction volume and product reliability. As a result, we spend significant time and resources informing prospective customers about our application suite, which may not result in a completed transaction and impact our operating margins;

     o Because the licensing of our application suite is often an enterprise-wide decision by our customers that involves many factors, our ability to license our product may be impacted by changes in the strategic importance of eCRM projects to our customers, budgetary constraints or changes in customer personnel;

     o The contract value of individual license agreements can vary significantly, therefore, delays in the signing of one or more large license agreements or the loss of a significant customer order could have a material impact on our revenues and results of operations because a substantial portion of our quarterly revenues are derived from a small number of customers;

     o The existence or even the anticipation by potential customers of economic downturns in the markets in which we operate has in the quarter ended September 30, 2001 and may continue in future periods to decrease the demand for our applications, cause pricing pressures for our products and substantially reduce our sales activity. As a result of these macroeconomic conditions, customers have during the quarter ended September 30, 2001 and may continue in future periods to unexpectedly postpone or cancel planned eCRM projects, including the evaluation and purchase of new applications or upgrades to existing applications;

     o Customer evaluation, purchasing and budgeting processes vary significantly from company to company, and a customer's internal approval and expenditure authorization process can be difficult and time consuming. Delays in approvals, even after selection of a vendor, could impact the timing and amount of revenues recognized in a quarterly period;

     o Changes in our sales incentive plans may have an unpredictable impact on our sales cycle and contracting activities; and

     o The number, timing and significance of enhancements to our application suite and the introduction of new software by our competitors and us may affect customer-purchasing decisions.

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

Cost-reduction efforts may not result in anticipated savings and may adversely impact our productivity and service levels.

     We announced reductions in our workforce of approximately 13% in March 2001 and 25% in July 2001 and instituted various cost control measures. These cost control efforts involve various aspects of our business operations. Given current economic conditions and our declining revenues over the last several quarters, we may be required to take additional cost saving actions to reduce our losses and to conserve cash. The failure to achieve these cost savings could have a material adverse effect on our financial condition. Moreover, even if we are successful with these efforts and generate the anticipated cost savings, there can be no assurance that these actions will not adversely impact our employee morale and productivity and our business and results of operations.

Because a small number of customers have accounted, and are likely to continue to account, for a substantial portion of our revenues, our revenues could decline due to the loss or delay of a single customer order.

     A relatively small number of customers account for a significant portion of our total quarterly revenues. The loss or delay of individual orders could have a significant impact on revenues and operating results. Three customers accounted for 19% of our revenues for the three-month period ended September 30, 2001, while in the same period of 2000, three customers accounted for 25% of our total revenues. We expect that revenues from a limited number of new customers will continue to account for a large percentage of total revenues in future periods. Our ability to attract new customers will depend on a variety of factors, including the performance, quality, breadth, depth and price of our current and future products. Our failure to add new customers that make significant licenses of our application suite and services would reduce our future revenues.

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

     All of our revenues to date have been derived from the licensing of our application suite and the sale of related services. For the nine months ended September 30, 2001, 37% of our total revenues were derived from the licensing of our application suite as compared to 57% in the same period of 2000. Since introducing our products in March 1999, license revenues have accounted for half of our total revenues. The decrease in the percentage of revenues derived from license sales for the nine months ended September 30, 2001 resulted primarily from a decrease in the license sales when compared to the same period ended September 30, 2000 and an increases in service revenues for the same period. Our future revenues will depend, in significant part, on our successful development and license of new and enhanced versions of our application suite and of other new products. If we are not able to successfully develop new products or these new products do not achieve market acceptance, our revenues would be reduced.

We may not be able to maintain our competitive position against current and potential competitors

     We compete in the highly competitive eCRM market which is subject to rapid technological change. We compete with providers of stand-alone point solutions such as BroadVision, Inc., E.phipany, Inc. and Vignette Corporation. We also compete with component vendors such as Art Technology Group, Inc. and Microsoft Corporation. Our competitors also include enterprise resource planning software, customer relationship management software and supply chain software vendors such as Oracle Corp., PeopleSoft, Inc., SAP AG, Seibel Systems, Inc. and i2 Technologies, Inc. Another principle source of competition is from internal information technology departments at potential customers which may develop systems that provide for some or all of the functionality of our applications.

     Compared to us, many of these competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial resources. This may place us at a disadvantage in responding to our competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. Competitive pressures and our perceived viability in this market may make it difficult for us to acquire and retain customers, and it may require us to reduce the price of our products which could reduce our revenues and result in increased operating losses.

We are the target of several securities class action complaints and are at risk of securities class action litigation, which could result in substantial costs and divert management attention and resources.

     During July 2001, several securities class action complaints were filed against us, the underwriters of our initial public offering, our directors and certain of our officers in the United States District Court for the Southern District of New York. The complaint alleges that the underwriters entered into certain arrangements with investors in connection with our initial public offering, and that these alleged arrangements should have been and were not disclosed in the registration statement and prospectus. The complaints seek unspecified monetary damages and attorneys fees and other costs. We expect that these cases will be consolidated into a single case. The Company believes that it has meritorious defenses against the lawsuits and intends to defend itself vigorously.

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

     A significant portion of our sales are influenced by the recommendation of our application suite by systems integrators, consulting firms and other third parties that help deploy our application suite for our customers. Losing the support of these third parties may limit our ability to penetrate our existing or potential markets. These third parties are under no obligation to recommend or support our application suite and could recommend or give higher priority to the products and services of other companies or to their own products. Our inability to gain the support of CSIs or a shift by these companies toward favoring competing products could negatively affect our software license and service revenues.

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

     We currently serve a customer base that uses a wide variety of constantly changing hardware, software applications and operating systems. Our application suite will only gain broad market acceptance if it can support a wide variety of hardware, software applications and systems. If our product is unable to support a variety of these products, our revenues would be harmed. Our business depends on the following factors, among others:

     o our ability to integrate our application suite with multiple hardware systems and existing software systems and to modify our product as new versions of packaged applications are introduced;

     o our ability to anticipate and support new standards, especially Internet-based standards;

     o our ability to integrate additional software modules under development with our existing application suite; and

     o Defects in our application suite could diminish demand for our application suite and result in loss of revenues, decreased market acceptance, injury to our reputation and product liability claims.

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

We may not successfully enter international markets or generate significant revenues abroad, which could harm our business.

     We have established sales offices in the United Kingdom, Canada, Germany, Sweden, France, Netherlands, Italy, Hong Kong, Singapore, Japan and Australia. If we fail to successfully license our application suite in international markets our business could be harmed. We anticipate devoting significant resources and management attention to expanding international opportunities. Expanding internationally subjects us to a number of risks, including:

     o  greater difficulty in staffing and managing foreign operations;
     o expenses associated with foreign operations and compliance with applicable laws;
     o changes in a specific country's or region's political or economic conditions;
     o  expenses associated with localizing our product for foreign countries;
     o  differing intellectual property rights;
     o  protectionist laws and business practices that favor local competitors;
     o longer sales cycles and collection periods or seasonal reductions in business activity;
     o  multiple, conflicting and changing governmental laws and regulations;
        and
     o  foreign currency restrictions and exchange rate fluctuations.

Because competition for qualified personnel is intense, we may not be able to retain or recruit personnel, which could impact the development and license of our application suite.

     If we are unable to hire or retain qualified personnel or if newly hired personnel, including our president and chief operating officer, fail to develop the necessary skills or to reach expected levels of productivity, our ability to develop and market our application suite will be weakened. Our success also depends on the continued contributions of our key management, engineering, sales and marketing and professional services personnel. In particular, Monte Zweben, our Chairman and Chief Executive Officer, would be difficult to replace.

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

     During the first half of 2001, California experienced significant power shortages, which resulted in significantly higher energy costs when compared to the same period of 2000. Because our principal operating facilities are located in California, our operating expenses may increase significantly if this trend continues. In addition, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout the state. If blackouts interrupt our power supply, we may be temporarily unable to operate. Any such interruption in our ability to continue operations could delay the development, marketing and sale of our application suite. Future interruptions could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could have an adverse effect on our operating results.

Our directors and executive officers maintain significant control over Blue Martini Software, which may lead to conflicts with other stockholders over corporate governance.

     Our directors, executive officers and holders of 5% or more of our outstanding common stock beneficially owned approximately 56% of our outstanding common stock as of October 31, 2001. Monte Zweben, our Chairman and Chief Executive Officer, together with related entities, beneficially owned approximately 39% of our common stock as of this date. These stockholders, acting together, and Mr. Zweben, individually, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and significant corporate transactions, such as mergers or other business combination transactions. This control may delay or prevent a third party from acquiring or merging with us.

Intangible asset risk.

     We have approximately $4.3 million of intangible assets and $1.7 million of prepaid license royalties to third parties. At September 30, 2001, we believe our intangible assets and prepaid license royalties are recoverable. However, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate the recoverability of intangible asset and prepaid royalties. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

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

     Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

     o establishment of a classified board of directors requiring that not all members of the board may be elected at one time;
     o authorizing the issuance of "blank check" preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;
     o prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;
     o limitations on the ability of stockholders to call special meetings of stockholders;
     o prohibiting stockholder action by written consent and requiring all stockholder actions to be taken at a meeting of our stockholders; and
     o establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

     In addition, Section 203 of the Delaware General Corporations Law and the terms of our stock option plans may discourage, delay or prevent a change in control of the Company.

Recent Developments

     On October 29, 2001, we announced the appointment of Michael J. Borman as president and chief operating officer, with responsibility over our revenue operations, including global sales and professional services. Mr. Borman will report to Monte Zweben, chairman and chief executive officer. Prior to joining Blue Martini Software, Mr. Borman was employed by IBM, most recently serving as vice president for Unix sales.

     In September 2001, each of James C. Gaither and A. Michael Spence, PhD. submitted their resignations from our Board of Directors. Such resignations were not related to any disagreement with Blue Martini Software. Mr. Gaither's term as director was to expire at the 2004 annual meeting of stockholders and Dr. Spence's term as director was to expire at the 2003 annual meeting of shareholders. Vacancies on the board of directors may be filled only by persons elected by a majority of the remaining directors. A director elected by the board of directors to fill a vacancy shall serve for the remainder of the full term of the director being replaced.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for changes in the values of those derivatives depends on the intended use of the derivatives and whether they qualify for hedge accounting. SFAS 133, as amended by SFAS 137 and SFAS 138, was adopted as of January 2001. The Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the adoption of the new standard did not effect consolidated financial statements.

     In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. The Company believes that the adoption of Statements 141 and 142 will not affect its consolidated financial statements.

     In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company is required and plans to adopt the provisions of Statement No. 143 for the quarter ending March 31, 2003. The Company believes that the adoption of Statement No. 143 will not affect its consolidated financial statements.

     On October 3, 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Statement 144 is effective for the Company on January 1, 2002. The Company believes that the adoption of Statement 144 will not affect its consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

     Through September 30, 2001, the majority of our recognized revenues have been denominated in United States dollars and were from both domestic and international customers. Our exposure to foreign currency exchange rate changes has been immaterial. We expect that future license and service revenues will continue to be derived from international markets and may be denominated in the currency of the applicable market. Through September 30, 2001, we have expanded our international operations and have hired personnel in Europe and Asia Pacific. We have incurred operating expenses denominated in foreign currencies. Our future operating results may become subject to significant fluctuations based upon changes in the exchange rates of foreign currencies in relation to the United States dollar. We expect to continue to engage in international sales denominated in United States dollars. An increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations and, when appropriate, may use economic hedging techniques in the future to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future. Through September 30, 2001, the Company had not engaged in foreign currency hedging activities.

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

PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     The following exhibits are filed herewith:

 Exhibit
  Number                    Description
 -------                    -----------

  3.1   Amended and Restated Certificate of Incorporation of the Registrant.1
  3.2   Amended and Restated Bylaws of the Registrant.2
  4.1   Specimen Stock Certificate.3
 10.1   2000 Equity Incentive Plan, as amended. 4
 10.2   2000 Employee Stock Purchase Plan, as amended. 4

--------------------------------------------------------------------------------
1 Incorporated by reference to the Registrant's Form 10-Q for the six-month period ended June 30, 2000.
2 Incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 333-55374).
3 Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-36062), as amended.
4 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 2001.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 13, 2001

                                 BLUE MARTINI SOFTWARE, INC.
                                 (Registrant)


                                 /S/ Monte Zweben
                                 ----------------
                                 Monte Zweben
                                 Chairman and Chief Executive Officer

                                 /S/ John E. Calonico, Jr.
                                 -------------------------
                                 John E. Calonico, Jr.
                                 Vice President and Chief Financial Officer
                                 (Principal Financial Accounting Officer)