Form 10-K405
period 2001-12-31
BLUE MARTINI SOFTWARE INC
filed 2002-04-01
CIK 1077814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2001
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-30925

BLUE MARTINI SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3319751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2600 Campus Drive
San Mateo, California 94403
(Address of principal executive offices)

Telephone Number (650) 356-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Common Stock on March 1, 2002 as reported on the Nasdaq National Market was approximately $50,345,000. Shares of Common Stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock as of March 1, 2002 was approximately 69,263,000.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for Registrant’s 2002 Annual Meeting of Stockholders to be held June 5, 2002 are incorporated by reference in Part III of this Form 10-K Report.

BLUE MARTINI SOFTWARE, INC.

PART I

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “can,” “may,” “believe,” “designed to,” “will,” “expect,” “plan,” “anticipate,” “estimate,” “potential,” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date thereof, and the Company assumes no obligation to update any forward-looking statement or risk factors.

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

We compete in the Customer Relationship Management (CRM) market and provide enterprise software applications and services that enable companies to market and sell more profitably and serve their partners and customers more cost-effectively. Our products’ analytic capabilities are designed to allow companies to develop insights regarding customer behavior, use these insights to create personalized interactions with customers, and drive these interactions to improve sales effectiveness. Our application suite enables companies to improve marketing and sales by reaching customers anywhere, any time, through touchpoints such as websites, call centers, partner self-service portals, mobile wireless devices, e-mail and stores.

We provide comprehensive packaged applications that offer extensive capabilities out of the box, enabling companies to implement solutions quickly and accelerate their time to benefit. In addition to our standard, broadly applicable application suite, we offer specific vertical-solution versions for manufacturers and retailers. Designed to be business-user friendly, our applications allow non-technical employees to handle day-to-day management of online content, campaigns and programs. In addition, our applications are extensible, which allows developers to create differentiating capabilities.

Our target customers include larger, established companies as well as innovative entrepreneurial companies. We primarily target our products to the manufacturing and retail industries but have also delivered solutions to customers in a wide range of industries, including education, energy, healthcare, pharmaceuticals and telecommunications. As of December 31, 2001, we had licensed our application suite to over 100 customers worldwide.

The Blue Martini Software Solution

Customer Benefits

Our application suite and services enable companies to market and sell more effectively and profitably. Our application suite is designed to provide the following benefits to our customers:

Sales Channel Revenues Generated By Coordinating Customer Interactions.    By coordinating interactions with customers and partners across multiple touchpoints, such as websites, call centers, and in-store devices, our application suite enables companies to increase revenues through multiple sales channels. This coordination gives our customers a competitive advantage among sales channels. For example, a consumer can browse and compare products on a company’s Blue Martini-powered website, call into a Blue Martini-powered call center to order the product, and schedule an in-store pickup of the items at a local store where the sales associate has access to the order information via a Blue Martini-powered in-store kiosk or point-of-sale system. Similarly, a business-to-business customer could see a desired product in a seller’s Blue Martini-powered e-mail campaign, establish mutually agreeable terms with a salesperson via a Blue Martini-powered call center, and subsequently execute recurring transactions on a Blue Martini-powered self-service website according to the negotiated terms.

Prospects Converted into Long-Term and Profitable Customers.    The content management and publishing capabilities of our application suite are designed to enable companies to publish new content and product information rapidly and frequently. Our application suite integrates data analysis capabilities with personalization capabilities that enable companies to specifically target each customer through a series of interactions that are appropriate to the customer’s preferences. We believe that this content and personalization, available wherever and whenever a customer wants to buy, encourages customers to become more frequent purchasers, spend more money per visit, and buy more profitable products or services. Additionally, our application suite enables companies to recognize and take advantage of opportunities to sell complementary products or more profitable substitute products, with the goal of increasing the average value of transactions.

Accelerated Time to Benefit through Rapid Deployment and Updating.    Our application suite is designed to enable companies to deploy their Internet-enabled solutions in as little as four weeks and thus begin increasing revenues substantially earlier than would be possible with other solutions. Deployment and integration of in-house developed or third-party point solutions for e-business typically take many months and, in some cases, years to complete. By the time these solutions are deployed, a company’s competitors may have already captured the market. Additionally, our application suite enables companies to publish fresh content and add new capabilities on an ongoing basis and to respond quickly to changing market conditions.

Reduced Total Cost of Ownership.    Our integrated application suite is designed to allow business users, who best know their customers, to manage the content of their websites and other touchpoints, freeing up expensive IT professionals to focus on developing enhancements instead of core functionality. In addition, because our application suite fully integrates the business-critical functions for conducting business on the Internet, customers can dedicate substantially fewer IT resources to development, integration and ongoing maintenance. Specific capabilities, such as self-service portals and e-mail campaign management, automate normally time-intensive tasks while lowering overall marketing and service costs.

Better Brand Equity and Awareness.    Our application suite allows companies to interact directly with their customers on a consistent, coordinated and personalized basis irrespective of whether such customer interaction takes place on a website, at a store or through a call center. This coordinated approach is designed to enable companies to effectively build and enhance brand equity and awareness across multiple touch points.

Differentiating Factors

Our application suite features the following characteristics that we believe differentiate it from other software solutions:

Vertical.    Our application suite offers industry-specific functionality and starter templates for both manufacturers and retailers. Applications can be deployed individually or as a complete package, so companies have the flexibility to address the most pressing issues quickly without forgoing a roadmap to an integrated solution.

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

Products

Blue Martini Integrated Suite

Our Blue Martini integrated application suite comprises four applications: Blue Martini Marketing, Blue Martini Commerce, Blue Martini Channels and Blue Martini Service.

Blue Martini Marketing.    Blue Martini Marketing is a powerful e-marketing solution that enables companies to target, acquire and retain customers. It allows marketers to use robust analytics to segment customers and thus identify profitable strategies. It manages targeted campaigns and personalized offers across multiple touchpoints. The application also supports virtual focus groups that allow marketers to gather quick feedback on new advertising or products. Finally, by producing Web-based access to customer analysis and campaign results, Blue Martini Marketing allows continuous improvement in ongoing campaigns.

Blue Martini Commerce.    Blue Martini Commerce is designed to be a full-featured enterprise e-commerce application for selling directly to businesses and consumers. As a packaged application, it offers significant capabilities out of the box, providing a solid foundation for effective selling. It enables compelling, personalized interactions designed to increase conversion rates and order sizes. It allows customers to buy when, where and how they want, including over the Web and through mobile devices. Blue Martini Commerce empowers business users to manage the day-to-day operations of a website, while providing IT professionals with flexibility to build differentiating extensions. The application can be deployed rapidly, allowing customers to implement their e-commerce and customer management strategies on-time and on-budget.

Blue Martini Channels.    Blue Martini Channels delivers a comprehensive channel management solution designed to maximize revenues through channel partners and online marketplaces. It provides self-service and collaborative portals that equip resellers with the information and tools they need to sell most effectively. Blue Martini Channels distributes sales leads immediately. It publishes Web-ready catalogs so partners can quickly present compelling information about their products on their website. The application also allows each company participating in an online marketplace to differentiate their products, helping companies to preserve margins.

Blue Martini Service.    Blue Martini Service is designed to enable high levels of customer service over the phone or over the Web, helping companies to increase revenues and levels of customer satisfaction. It is designed to increase conversion rates and order sizes by equipping customer service representatives, or CSRs, with rich product information so they can effectively represent their company’s products and close sales. The application also helps convert browsers into buyers by enabling CSRs to collaborate with customers over a company’s website. Blue Martini Service enables improved customer satisfaction by empowering CSRs to handle virtually any question or request while reducing implementation costs by seamlessly integrating with other Blue Martini Software applications.

Our application suite is built around robust catalog and content management capabilities as well as deeply integrated analytics:

Catalog and Content Management.    Blue Martini applications facilitate content management across the complete content lifecycle, from development and organization to layout and delivery. Companies use Blue Martini applications to develop and present rich content for websites, reseller sites, e-mails, mobile devices, print media, and online marketplaces without the administrative burdens associated with other products. The platform for content management and delivery is integrated, allowing businesses to leverage a central repository of content from around the enterprise. Together with integrated analytics, the applications serve optimal content based on analysis or business logic.

Integrated Analytics.    Blue Martini applications were designed from the start with integrated analytics. Blue Martini applications record behavior that traditional web logs cannot recognize (e.g., abandoned orders and failed product searches). Data from other systems can be imported with leading ETL (extract, transform, load) tools. The complete store of data yields insights via an intuitive Web-based Analysis Center, leveraging the power of advanced data mining, visualization, OLAP, and reporting capabilities. Insights are subsequently leveraged at the website, in the store, in the call center, via e-mail, and other touch points. Personalization makes real-time adjustments to content, imagery, product assortments, cross-sells, up-sells, and promotions. Because the analytics are integrated, personalization rules can be generated and deployed automatically.

Blue Martini Manufacturing and Blue Martini Retail

In addition to the Blue Martini application suite, we also offer industry solutions, including Blue Martini Manufacturing and Blue Martini Retail. These modular suites of applications offer industry-specific functionality designed in conjunction with our existing customers. Applications can be deployed individually or as a complete package, so customers have the flexibility to address their most pressing issues quickly without foregoing a roadmap to an integrated solution. The suite offers a low total cost of ownership because it eliminates a number of integrations. It also helps customers maximize the value of prior investments by linking easily to existing ERP, CRM and supply chain systems.

Services

While our business model focuses on the development and licensing of software, we also offer a comprehensive selection of services to our customers, including professional, technical support and training services, as well as value-added data analysis services.

Blue Martini Consulting.    We offer professional services to our customers for the deployment of our application suite and the integration with third-party software such as traditional call centers, sales force automation, enterprise resource planning and supply chain management systems. In addition, we offer our customers value-added data analysis services that process and analyze transaction, clickstream, customer and product data to produce insights that help our clients understand, target and interact with their customers. Our service professionals work directly with our customers as well as with third-party systems integrators and regional consulting organizations.

Blue Martini Support.    We offer comprehensive technical support designed to allow companies to quickly and effectively address technical issues as they arise.

Blue Martini Training.    We offer a comprehensive training curriculum designed for systems integrators and customers. Our courses not only train professionals in the use and implementation of our application suite, but also educate business users on key concepts such as personalization and data mining. We have training facilities in San Mateo, California, and also conduct training in multiple locations in Europe and Asia.

Blue Martini Analytic Services.    We offer our customers subscription- and engagement-based, value-added data analysis services. Our Blue Martini Analytic Services process and analyze transaction, clickstream, customer and product data to produce insights that help our clients understand, target and interact with their customers. Our dedicated Analytic Services consultants apply state-of-the-art analysis tools such as data mining and visualization based on their extensive experience with industry best practices, information design, target marketing and merchandising. Results are presented to clients in easy-to-understand reports that combine statistics, business rules, customer profiles and plain-English business advice. These reports provide information to enable critical sales and marketing decisions, turning analysis into business action. Our analytic service investigations are performed using the data mining and analytics, visualization, targeting and campaign management capabilities of our application suite.

Sales and Marketing

Our sales strategy is to pursue targeted accounts through a combination of our direct sales force and indirect selling efforts with consulting and systems integrators, platform and infrastructure providers and independent software vendors. Our principal target accounts are large, traditional companies, primarily in the retail and manufacturing industries, as well as innovative entrepreneurial companies.

As of December 31, 2001, our worldwide direct sales organization totaled 81 employees and consisted of account managers, account executives, product consultants, alliance managers, and business development professionals. Our sales force works closely with customers to identify client-specific requirements and to tailor appropriate and flexible solutions. We have sales representatives throughout the United States, Europe and Asia-Pacific.

Our direct sales force is complemented by the efforts of our Alliance Program members, described below. Our Alliance Partners have substantial influence with prospective clients in terms of the selection of software and applications providers, and are a significant source of lead generation for us. We intend to augment the number of market segments and the geographies in which we operate by expanding our relationships with our alliance program members, adding additional partners and opening other sales and marketing channels.

As of December 31, 2001, our marketing organization consisted of 34 professionals. Our marketing efforts include product management, product marketing, corporate communication, industry marketing, and telesales.

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

As of December 31, 2001, we had 77 employees engaged in research and development and quality assurance. For 2000 and 2001, our research and development expenses totaled $21.3 million and $20.0 million. We expect to continue to devote substantial resources to our research and development activities.

Alliances

Our alliances include those with consulting and system integrator firms, independent software vendors, platform and infrastructure providers, and reseller partners. Many alliances are terminable at will upon thirty days’ notice by either party.

Consulting and System Integrators.    CSI alliance members typically lead the integration projects at our customer sites. We offer CSI alliance members benefits such as discounted training fees, assigned or dedicated account managers, participation in joint marketing activities, access to our software, and the opportunity to participate in joint development projects for specific industry verticals. In addition, we have programs in place with some alliance members that provide bonuses for customer referrals. In return, CSI alliance members pay a fee, train their consultants, and participate with us in marketing activities. Our CSI alliance members help us develop customer relationships, and similarly we recommend our CSI alliance members to our customers. Our customers pay us directly for our application suite and pay our CSI alliance members directly for their services. By recruiting, training, and managing personnel deploying our software, CSI alliance members permit us to focus on developing and distributing our application suite and on providing additional technical expertise periodically required during consulting service engagements. Our CSI alliance members include Accenture, AKQA, Andersen, Alpha CSP, Axion Solutions, Conchango PLC, Eckhardt + Partners GmbH, Enabler, Fi System, Good Technology, IBM Global Services, Inter-Worx Corporation SARL, Martin Williams, Media Arts, Plaut Consulting, SkillNet Solutions, VLC International, and others.

Independent Software Vendors.    Our ISV alliance members deliver software products that complement our application suite. Their offerings include fulfillment, transportation management, product configuration, assisted selling, content enhancement, marketplace infrastructure and customer relationship management software. In addition, we partner with vertically focused ISVs to enhance our application suite’s applicability in the retail and manufacturing markets. Our ISV alliance members help us to develop customer relationships, and similarly we recommend our ISV alliance members to our customers. Our customers pay directly for our application suite and pay our ISV alliance members directly for their products. Our ISV program facilitates the delivery of packaged adapters that connect the Blue Martini application suite to our alliance members’ software. Delivery of packaged adapters requires software development at the outset as well as validation of the packaged software for each release of our application suite. Our ISV alliance members include Angara, Ariba, Apropos Technology, Commerce One, Cybelius Software, CyberSource, Cybrant Corporation, Equilibrium, Fujitsu-Siemens, IBM, Informatica, Industri-Matematik International (IMI), Kaidara, Macromedia, SAS Institute, Selectica, TIBCO Software, Yantra Corporation and others.

Platform and Infrastructure.    Our PI alliance members provide our customers with the hardware and software infrastructure used for the deployment of our application suite. Our PI alliance members sell hardware, operating systems, database products, and software services. We perform the software development work necessary to ensure that our software supports the platforms of our PI alliance members. Our customers pay us directly for our application suite and pay our PI alliance members directly for their products and services. Our PI alliance members include Acxiom, Akamai Technologies, IBM, Intel Corporation, Sun Microsystems, Symbol Technologies and others.

Reseller Partners.    Our reseller partners leverage our sales force by extending our distribution network into additional markets. Reseller partners include Netyear, Matsushita (through our Japanese reseller, Netyear), Metro Systems Corporation, and others.

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

Our application suite is built upon a three-tiered architecture designed to deliver consistent, high performance operation in an uncertain environment where demand imbalances and equipment failures are common. We use non-proprietary software standards, including XML, Microsoft’s COM, CORBA, IBM’s MQ Series and Java’s EJB. Website requests are handled by a layer of web servers. These web servers return and cache static content, but forward dynamic web requests to a layer of application servers. These application servers execute business logic that typically requires access to data stored in read-only catalog databases. To improve performance, our architecture automatically caches catalog and session data in memory to avoid slow database access. These catalog databases can also be replicated to further improve support for large numbers of customers without interruption. Customers can easily handle increased website volume by adding any combination of web, application or database servers. Read-write transaction databases record customer transactions as well as updates to end-customer profiles.

Our software is developed in the Java programming language to take advantage of the graphical user interface and functional libraries available in Java, as well as the speed of development made possible by other Java features such as pointer-less references and automatic memory management.

International Sales Capabilities

We currently have sales offices in Australia, Greater China, France, Germany, Italy, Japan, Netherlands, Singapore, the United Kingdom, and the United States. As market conditions warrant, we intend to increase our direct sales and marketing activities worldwide.

During 2001, no individual customer accounted for more than 10% of our revenues. Our international sales for 2001 were $15.6 million and represented 27% of our total revenues for 2001.

Competition

The market for our product is intensely competitive, constantly evolving, and subject to rapid technological change. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could reduce our future revenues or earnings. We expect the intensity of competition to increase in the future. Our products’ current competition includes:

•
Internally Developed Systems.    Information technology, or IT, departments of potential customers have developed or may develop systems that provide for some or all of the functionality of our product. We expect that internally-developed application integration and process automation efforts will continue to be a principal source of competition for the foreseeable future. In particular, it can be difficult to license our product to a potential customer whose internal development group has already made large investments in, and progress towards completion of, systems that our product is intended to replace.

•	Point Applications. Our products compete with stand-alone point solutions offered by providers such as BroadVision, Inc. and Vignette Corporation.

•	Components. Our products compete with components offered by vendors such as Art Technology Group, Inc. and Microsoft Corporation.

•
Traditional Customer Relationship Management Software.    Our products compete with the external-facing CRM products beginning to be offered by vendors such as Oracle Corp., PeopleSoft, Inc., SAP AG, E.piphany, Inc., and Siebel Systems, Inc.

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

We believe that the principal competitive factors affecting our market include:

•	vertical domain expertise;

•	product functionality and features;

•	product architecture and technology;

•	availability of global support;

•	incumbency of vendors;

•	relationship with system integrators;

•	coverage of direct sales force;

•	ease and speed of product implementation;

•	vendor and product reputation;

•	financial condition of similar vendors;

•	ability of products to support large numbers of concurrent users; and

•	price.

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

We license technologies from several software providers that are incorporated in our product. We anticipate that we will continue to license technology from third parties in the future. In particular, we license application server technology from BEA Systems, Inc. and IBM Corporation, and we license a rules engine from Blaze Software Inc. that automates the execution of business processes according to criteria set by our customers. The license agreements with BEA and IBM expire in July 2003 and October 2003, and the license agreement with Blaze expires in June 2007. We may not be able to renew our licenses for these technologies on commercially reasonable terms, if at all. The loss of these technologies or other technologies that we license could prevent sales of our product and increase our costs until substitute technologies, if available, are developed or identified, licensed and successfully integrated into our product. Even if substitute technologies are available, there can be no guarantee that we will be able to license these technologies on commercially reasonable terms, if at all.

We license the modules of our application suite and require our customers to enter into license agreements that impose restrictions on their ability to reproduce, distribute and utilize the modules. In addition, we seek to avoid disclosure of our trade secrets through a number of means, including but not limited to, generally restricting access to our source code and object code and requiring those entities and persons with access to our proprietary information to agree to confidentiality terms which restrict their use and disclosure. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We can make no assurances that any of our proprietary rights with respect to our applications will be viable, or of value, in the future since the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

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

It is possible that in the future, a third party may bring suit claiming that we or our current or future products infringe their patents, trade secrets or copyrights. Any claims, with or without merit, could be costly and time-consuming to defend, divert our management’s attention or cause product delays. We have no patents that we could use defensively against any company bringing such a claim. If our product was found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements to be able to sell our product. Royalty and licensing agreements, if required, may not be available on terms acceptable to us, if at all, which could harm our business.

Employees

As of December 31, 2001, we had 355 employees, of whom 304 were based in North America, 44 were based in Europe, and 7 were based in Asia. Of these employees, 115 were in sales and marketing, 77 were in product development, 123 were in professional services, technical support and training and 40 were in finance, human resources, legal, information systems and administrative functions. Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage. We believe our employee relations are good.

ITEM 2.     PROPERTIES

Our principal administrative, research and development, sales, consulting and marketing activities are conducted in 43,000 square feet of leased space in San Mateo, California. Leases covering approximately 12,000 square feet of this leased space expires in 2005, with the balance expiring in 2006. During 2001, we consolidated our training facilities (formerly located in leased space in Redwood City, California and Chicago, Illinois) and certain other company functions into our principal leased space in San Mateo, California. We also have domestic sales offices located in Massachusetts and California. Our European headquarters is located in leased space in Bracknell, United Kingdom. We also lease offices in various cities in Europe and Asia to support our worldwide sales and professional services organizations.

ITEM 3.     LEGAL PROCEEDINGS

Beginning in July 2001, Blue Martini and certain of its officers and directors were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York, consolidated under the caption, Tortoso v. Blue Martini Software, Inc., et al., Case No. 01-CV-6241. In each of these complaints, the plaintiffs claim that Blue Martini, certain of its officers and directors, and the underwriters of its initial public offering, or IPO, violated the federal securities laws because Blue Martini’s IPO registration statement and prospectus allegedly contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same Court against hundreds of other public companies that conducted IPOs of their common stock since the mid-1990s.

On August 8, 2001, all of these IPO-related lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Judge Scheindlin held an initial case management conference on September 7, 2001, at which time she ordered, among other things, that the time for all defendants in the IPO lawsuits to respond to any complaint be postponed until further order of the Court. Thus, Blue Martini has not been required to answer any of the complaints, and no discovery has been served on Blue Martini.

At a further status conference on March 11, 2002, Judge Scheindlin stated that she would appoint lead plaintiffs’ counsel in the IPO Lawsuits in March 2002 and would require the appointed lead plaintiffs’ counsel to file amended, consolidated complaints in these IPO-related lawsuits by April 17, 2002. Judge Scheindlin further stated that she did not expect the defendants to file motions to dismiss the amended consolidated complaints until the summer of 2002. Blue Martini believes that these lawsuits are without merit and intends to defend against them vigorously.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2001.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Our common stock is listed on the Nasdaq National Market under the symbol “BLUE”.

Following our initial public offering on July 25, 2000, the following high and low closing sales prices were reported by Nasdaq in each period indicated:

	High	Low
Year Ended December 31, 2000:
Fourth quarter	$41.69	$7.00
Third quarter (from July 25, 2000)	$69.75	$30.13

Year Ended December 31, 2001:
Fourth quarter	$3.01	$0.75
Third quarter	$3.00	$0.74
Second quarter	$4.30	$1.77
First quarter	$12.75	$2.44

The reported last sale price of our common stock on the Nasdaq National Market on March 19, 2002 was $1.58. The approximate number of holders of record of the shares of our common stock was 327 as of March 19, 2002. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record. We estimate that the number of beneficial stockholders of the shares of our common stock as of March 19, 2002 was approximately 17,251.

We have sold and issued the following unregistered securities during the period covered by this report: Effective October 2001, we issued a warrant to purchase an aggregate of 83,000 shares of common stock to an executive recruiting firm with an exercise price of $1.10 per share, for an aggregate exercise price of $91,300. The sale and issuance of securities described above was deemed to be exempt from registration under the Securities Act by virtue of Regulation D promulgated under Section 4(2) of the Securities Act.

We have not paid any cash dividends on our capital stock. For the foreseeable future, we intend to retain our earnings to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

(b)  There has been no change to the disclosure contained in our report on Form 10-K for the year ended December 31, 2000 regarding the use of proceeds generated by our initial public offering.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data is derived from our consolidated financial statements. This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of Blue Martini Software, Inc. and the notes to consolidated financial statements included elsewhere in this annual report.

	June 5, 1998 (Inception) to December 31, 1998	Year Ended December 31,
		1999	2000	2001
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
License	$—	$7,205	$42,650	$20,438
Service	—	4,027	31,601	37,056

Total revenues	—	11,232	74,251	57,494

Cost of revenues:
License	—	719	3,754	4,122
Service	—	5,480	41,868	38,671

Total cost of revenues	—	6,199	45,622	42,793

Gross profit	—	5,033	28,629	14,701

Operating expenses:
Sales and marketing	725	7,736	52,961	48,643
Research and development	562	7,076	21,277	20,048
General and administrative	310	1,348	21,223	15,775
Restructuring charges	—	—	—	6,257

Total operating expenses	1,597	16,160	95,461	90,723

Loss from operations	(1,597)	(11,127)	(66,832)	(76,022)
Interest income and other, net	15	253	4,745	6,418

Net loss	$(1,582)	$(10,874)	$(62,087)	$(69,604)

Basic and diluted net loss per common share	$(0.07)	$(0.47)	$(1.52)	$(1.09)

Shares used in computing basic and diluted net loss per common share	22,000	22,964	40,870	63,970

	December 31,
	1998	1999	2000	2001
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$261	$12,924	$102,284	$95,684
Working capital	53	7,708	78,274	85,468
Total assets	742	20,360	199,824	122,421
Long-term obligations, less current portion	39	544	177	—
Total stockholders’ equity	317	10,295	156,171	102,462

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Operations

The following discussion of the financial condition and results of operations of Blue Martini Software should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and notes thereto.

Blue Martini LLC, a Delaware limited liability company, was founded on June 5, 1998. On January 12, 1999, Blue Martini LLC merged into Blue Martini Software, Inc., a Delaware corporation, with Blue Martini Software, Inc. being the surviving entity. This merger was treated for financial reporting purposes as a reorganization of entities under common control in a manner similar to a pooling of interests. On July 28, 2000, we closed our initial public offering of 8,625,000 shares of common stock at an offering price of $20 per share, resulting in net proceeds of approximately $158.4 million in cash. Our fiscal year is the same as the calendar year.

We compete in the CRM market and provide enterprise software applications and services that enable companies to market and sell more profitably. Our revenues are derived from the licensing of our application suite and the sale of related services. The license agreement for our application suite typically provides for an initial fee to use the software in perpetuity. Services revenues are principally derived from consulting services, technical support and training. Our maintenance agreements entitle customers to receive software updates, maintenance releases and technical support and typically have a one-year term. Maintenance is typically payable in advance. Consulting services and training are typically sold on a time-and-materials basis.

We market our application suite primarily through a direct sales force with support from resellers overseas. We also engage in alliances with systems integrators and technology vendors to assist us in marketing and selling our application suite and related services. A majority of our customers use systems integrators to implement our product, and systems integrators are a significant influence in our customers’ purchasing decisions. We primarily target our products to the manufacturing and retail industries but have also delivered solutions to customers in a wide range of industries, including education, energy, healthcare, pharmaceuticals and telecommunications. As of December 31, 2001, we had licensed our application suite to over 100 customers worldwide.

While our revenues to date have been derived principally from customers in the United States, international revenues accounted for 27% of our revenues for 2001. We believe international revenues will represent a significant portion of our total revenues in the future but may fluctuate as a percentage of revenues in the near term. Although we have a limited operating history, our quarterly operating results have experienced seasonal fluctuations in the past. Quarterly results fluctuate based on several factors, including our customers’ fiscal year, budgeting cycles, sales incentive plans, slow summer purchasing patterns and general economic conditions in markets where we conduct business.

To date, we have derived a significant portion of our revenues from a small number of customers. No single customer accounted for more than 10% of our total revenues for 2001. While we do not anticipate that any one customer will represent more than 10% of total revenues in 2002, we do expect that a limited number of customers will continue to account for a substantial portion of our license revenues in a given quarter. Sales to our ten largest customers accounted for 39.3% of total revenues in 2001 and 32.2% of total revenues in 2000. The loss of a major potential customer or the delay or cancellation of anticipated significant license contracts would adversely affect our revenues and operating results in a particular quarterly period. Failure to obtain a significant number of new customers or additional orders from existing customers in any period would adversely affect our business and operating results.

We believe that, to be successful, we must expand our customer base, grow our relationships with consulting and system integrator partners, and continue to enhance our application suite. Our operating expenses are based in part on our expectations of future revenues over the long term, and are largely fixed in the short term. As such, a delay in completion of new customer license contracts or the recognition of revenues from one or more license contracts could cause significant variations in our operating results from quarter to quarter and could result in net losses in a given quarter being greater than expected.

Overview of 2001

2001 was an unprecedented and challenging year. On the positive side, we released a new version of our application suite, Blue Martini 4. This release extended our product offerings from retail e-commerce and analytics into B2B commerce, channel management, and marketing applications, allowing us to access and penetrate new and broader markets.

In 2001, we began offering CPU-based pricing. In previous years, we offered and priced our products on an enterprise-license basis. During 2001, we began offering and pricing our products based on the number of CPUs (central processing units) through which our software is operated. We believe that this offers more flexibility to our customers, as well as providing us the opportunity to increase sales to our installed base should those customers expand their licenses with us by purchasing the right to use additional CPUs. Historically, sales to our installed base have accounted for a relatively small percentage of our revenues. We expect this percentage will rise as the proportion of CPU-based customers within our customer base rises.

2001 was a disappointing year on the sales front. During the year, we signed 29 new customers, a decrease from 67 new license contracts signed in 2000. Our revenues were down over the previous year, at $57.5 million, as compared to revenues of $74.3 million reported for 2000.

As the economy slowed dramatically, we successfully minimized our exposure to long-term financial commitments such as expensive facility leases. When the scope of the downturn became apparent, we reacted quickly to manage our costs and expenses accordingly. In March, and again in July, we took decisive steps to reduce our operational cost structure through restructurings. These actions reduced our quarterly operating costs and expenses by $6.8 million.

Our expense management helped us hold our net loss for 2001 down to $69.6 million, an increase of only $7.5 million over the $62.1 million reported for 2000, despite the $16.8 million difference in revenues between the years. Our accumulated deficit since inception increased to $144.1 million as of December 31, 2001. Our cash balance at the end of 2001 was $95.7 million, as compared to $153.7 million at the end of 2000.

While we expect the economic difficulties of 2001 to continue well into 2002, we are encouraged by customer reports of success with our products. An indication of our customer satisfaction is that our accounts receivable collections, as measured by our quarterly days sales outstanding, or DSOs, remained excellent at 50 days as of the end of the year, up slightly from 42 days as of the end of 2000. We expect DSOs to fluctuate in the near term with the timing and amount of cash collections, particularly since individual license transactions can be material in relation to total accounts receivable. Our long-term DSO target is approximately 80 days.

Late in the year, Michael Borman, formerly of IBM, brought additional seasoned management talent to our executive team as our new President and Chief Operating Officer. Mr. Borman brings over twenty years of technology-sector sales and leadership experience, and has assumed the leadership of our sales and services organizations.

The “Results of Operations” section below discusses our 2001 results in more detail.

Results of Operations

The following table presents selected financial data for the periods indicated as a percentage of total revenues:

	Year Ended December 31,
	1999	2000	2001
Revenues:
License	64%	57%	36%
Service	36	43	64

Total revenues	100	100	100

Cost of revenues:
License	6	5	7
Service	49	56	67

Total cost of revenues	55	61	74

Gross profit	45	39	26

Operating expenses:
Sales and marketing	69	71	85
Research and development	63	29	35
General and administrative	12	29	27
Restructuring charges	—	—	11

Total operating expenses	144	129	158

Loss from operations	(99)	(90)	(132)
Interest income and other, net	2	6	11

Net loss	(97)%	(84)%	(121)%

Revenues

License.    Our first product was commercially released in late March 1999, and we recognized no license revenues before that date. License revenues totaled $20.4 million, $42.7 million and $7.2 million for the years 2001, 2000, and 1999, respectively. The decrease in license revenues in 2001 as compared to 2000 was due to a decrease in software licenses to new customers. The increase in license revenues in 2000 as compared to 1999 was due to an increase in the number of software licenses to new customers.

We believe that the decrease in licenses to new customers is due in part to the global economic conditions that developed in 2001 and continue today. These economic conditions have resulted in decreased information technology spending by companies in our target markets; in particular, in 2001 we experienced an increase in the average length of our sales cycles and a marked decrease in the average size of license transactions as compared to 2000. We believe that the decrease in average size of license transactions is due partly to our offering of CPU-based pricing, as CPU-based license transactions are generally smaller in size than enterprise transactions while offering greater possibility for follow-on licensing, and partly to competitive pricing pressure. During 2002, the future direction of the overall domestic and global economies will have a significant impact on our overall performance; in view of that, we anticipate that our license revenues will remain depressed for the first part of the year, trending upwards toward year-end.

Service.    Service revenues totaled $37.1 million, $31.6 million and $4.0 million for 2001, 2000, and 1999. The increase in service revenues in 2001 as compared to 2000 was due primarily to an increase in the number of customers under maintenance agreements and the number of consulting service engagements, offset by declining training revenues. The increase in service revenues in 2000 as compared to 1999 was due to increased consulting service engagements and customer maintenance agreements, as well as an increase in training revenues.

We expect that our service revenues will continue to fluctuate. The reduction in the number of application suite licenses to new and existing customers in 2001 is expected to result in lower services revenue from our customer training, consulting services and technical support organizations in 2002. During 2001, we experienced pricing pressures caused in part by rate reductions by many system integrators and other third-party service providers, but our billing rates held steady. In 2002, we expect these pricing pressures to continue.

Cost of Revenues

License.    Cost of license revenues consists of royalties payable to third parties and amortization of purchased intangibles for software that is either embedded in or bundled with our products. Cost of license revenues were $4.1 million in 2001, as compared to $3.8 million in 2000 and $719,000 in 1999. These amounts represented 20% of license revenues in 2001, 9% in 2000, and 10% in 1999. Increases or decreases in license revenues will cause cost of license revenues to increase or decrease, respectively. To the extent license revenues increase, we expect cost of license revenues to decline slightly as a percentage of license revenues as a result of royalty agreements that typically contain declining royalty rates.

The primary reason for the increase in cost of license revenues in absolute dollars in 2001 compared to 2000, offset by decreased license revenues, was the inclusion in 2001 of a full year’s amortization of $2 million related to acquired software technology capitalized in the amount of $6 million at the end of 2000. Amortization of this intangible asset, to cost of revenues, is on the basis of the greater of (1) the ratio of current-period product revenue to anticipated total product revenue for the product, or (2) the straight-line basis over the estimated product life of three years. The Company reviews the amortization period for the technology whenever events or circumstances indicate the estimated life has changed. The increase in cost of license revenues in absolute dollars in 2000 compared to 1999 was principally the result of growth in license revenues resulting in increased royalties payable to third parties. Our cost of licenses, when expressed in absolute dollar terms, varies with our license revenues.

Service.    Cost of services consists primarily of salaries and other personnel-related expenses, amortization of deferred stock compensation, costs of services provided by third party consultants engaged by the company, allocated overhead costs, and depreciation of equipment used to provide consulting services, technical support and training. Allocated overhead costs for costs of services and other expense categories include facilities, information systems, and other corporate infrastructure costs. Cost of services revenues totaled $38.7 million, $41.9 million, and $5.5 million for 2001, 2000, and 1999, respectively. These amounts represented 104%, 132% and 136% of service revenues for these periods. The decrease in absolute dollars in 2001 as compared to 2000 resulted primarily from a decrease in the amortization of deferred stock compensation (due to our ongoing use of an accelerated method of amortization), offset by increased personnel costs associated with a higher annual average headcount in 2001. The increase in absolute dollars in 2000 as compared to 1999 resulted from the expansion of our consulting services, technical support and training organizations to support the growth in new licenses and increased amortization of deferred stock compensation. Because our cost of service revenues are relatively fixed, our cost of services, when expressed as a percentage of related service revenues, may fluctuate in the near term, based primarily on our related service revenues. We expect the services operating profitability that we experienced in the third and fourth quarters of 2001 to continue in the near term.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions, and other personnel-related expenses associated with our direct sales and marketing personnel, amortization of deferred stock compensation, allocated overhead costs, and costs of marketing programs including trade shows, advertisements, promotional activities and media events. Sales and marketing expenses differ from one another in that marketing expense, which consists primarily of personnel-related expenses, marketing programs, and travel expenses, generally does not vary significantly based on our license revenues. Sales expense, which has a relatively large commission component, does vary based on our license revenues, while remaining relatively fixed as a percentage of those revenues.

Sales and marketing expenses totaled $48.6 million, $53.0 million and $7.7 million for 2001, 2000, and 1999, respectively. The decrease in 2001 as compared to 2000 resulted primarily from a decrease in the amortization of deferred stock compensation, due to our ongoing use of an accelerated method of amortization, lower spending on marketing and advertising programs, and lower personnel expenses. We decreased our spending on sales and marketing programs in 2001 as compared to 2000 when we initiated our most significant marketing programs. This decrease was partially offset by the amortization of stock-based deferred marketing expense related to the warrant exchange discussed below. Lower personnel-related expenses in 2001 as compared to 2000 were primarily attributable to a decrease in sales commissions resulting from lower license revenues, offset by an increase in costs associated with a higher annual average headcount. The increase in sales and marketing expenses in 2000 as compared to 1999 was primarily attributable to an increase in sales and marketing personnel expenses, including higher commissions to sales personnel associated with increased revenues and increased spending for marketing and advertising programs. Additionally, amortization of deferred stock compensation and stock-based deferred marketing expense related to the warrant discussed below accounted for an increase in sales and marketing expenses in 2000 as compared to 1999. In absolute dollars, we expect the personnel-related components of these expenses (excluding commission expense) to remain flat as compared to the fourth quarter of 2001 and down as compared to the full year.

In April 2000, we entered into a non-exclusive marketing and business development agreement with a systems integrator to promote and market our product in Europe, the Middle East and Africa. As part of this marketing agreement, we issued a warrant to purchase 2,400,000 shares of our common stock at an exercise price of $5.00 per share. The warrant is fully vested and non-forfeitable and is exercisable at the end of eight years; it may be exercised sooner upon the achievement of performance milestones during the four-year term of the marketing agreement. The fair value of this warrant based on an independent valuation was $13.8 million. The value of this warrant was amortized over the four-year term of the marketing agreement and included as a non-cash component of marketing and sales expense in our consolidated statement of operations.

In September 2001, in connection with amendment of the agreement, the Company and the systems integrator agreed to a modification of the warrant that reduced the exercise price to $0.78 per share, the market value of the Company’s common stock at that date, covering the 2,100,000 unexercisable shares then remaining. (The terms of the 300,000 then-exercisable shares remain unchanged.) As a result of this modification, the Company recorded an addition of $164,000 to deferred marketing expense and additional paid-in capital, representing the incremental fair value of the modified warrant as compared to the value of the original warrant immediately before the modification. The incremental value of the warrant and the remaining book value of original warrant will be amortized over the remaining three-year term of the marketing agreement, as amended, and is included as a non-cash component of sales and marketing expense in our consolidated statement of operations. The incremental value of the warrant was based on an independent valuation, assuming a risk-free interest rate of 4.2%, expected volatility of 100%, no dividends and contractual life of 6.5 years for both the modified warrant and the original warrant. This warrant representing 2,400,000 shares was outstanding as of December 31, 2000 and 2001. For 2001, the total amortization expense related to the original and subsequent modification was $3.5 million, as compared to $2.3 million for 2000.

Research and Development.    Research and development expenses consist primarily of salaries and other personnel-related expenses for engineering personnel, amortization of deferred stock compensation, allocated overhead costs, costs of contractors, and depreciation of equipment used in the development of our software products. To date, all costs related to the development of our software have been expensed as incurred.

Research and development expenses totaled $20.0 million, $21.3 million and $7.1 million for 2001, 2000, and 1999 respectively. The decrease in expenses in 2001 as compared to 2000 was primarily due to a decrease in the amortization of deferred stock compensation (due to our ongoing use of an accelerated method of amortization) offset by an increase in personnel-related costs associated with a higher annual average headcount.

The growth in expenses in 2000 as compared to 1999 was primarily due to an increase in personnel-related expenses resulting from the addition of engineering personnel to support the development and enhancement of our products and an increase in the amortization of deferred stock compensation in 2000. The Company continues to invest in the research and development of our products, recognizing the importance of maintaining our competitive advantage; research and development expenses increased as a percent of expenses in 2001, as compared to 2000, although in dollar terms such expenses remained relatively flat year-over-year. In 2002, we expect research and development expenses to remain flat in absolute dollar amounts as compared to the fourth quarter of 2001 and down as compared to the full year, which equates to a relative increase in these expense as a percentage of total costs and expenses.

General and Administrative.    General and administrative expenses include costs associated with our finance, human resources, legal, and other administrative functions. These costs consist principally of amortization of deferred stock compensation, salaries and other personnel-related expenses, professional fees, provision for doubtful accounts, equipment depreciation, and allocated overhead costs. General and administrative expenses totaled $15.8 million, $21.2 million and $1.3 million for 2001, 2000, and 1999, respectively. The decline in expenses in 2001 as compared to 2000 was primarily due to a decrease in the amortization of deferred stock compensation (due to our ongoing use of an accelerated method of amortization) offset by an increase in personnel-related costs associated with a higher average annual headcount. The increase in expenses in 2000 as compared to 1999 was attributable to amortization of deferred stock compensation, expenses for administrative personnel, professional fees and an increase in the provision for doubtful accounts. In absolute dollars, we expect general and administrative expenses to remain relatively flat in relation to the amount recorded for the fourth quarter of 2001, which will result in a decrease in such expense for 2002 as compared to 2001.

Restructuring Charges.    In March 2001, we initiated actions resulting in recognition of a $2.1 million restructuring charge. This charge included $1.3 million for the cancellation of facility leases, $0.7 million for severance payments to employees involuntarily terminated, and $0.1 million for the write-down of certain operating assets to be disposed of. These restructuring actions resulted in the termination of approximately 70 employees. Asset write-downs were recorded for the net book value of operating assets consisting principally of personal computer equipment disposed of during the quarter ended March 31, 2001 as a result of the staff reductions. All cash restructuring payments under this action have been paid as of December 31, 2001.

In July 2001, we announced and began to implement a supplemental restructuring plan designed to reduce costs and preserve cash. The supplemental restructuring plan consisted of terminating approximately 130 employees, canceling or vacating certain facility leases as a result of those employee terminations, writing off the unamortized costs of assets disposed of, and canceling contracts that were not deemed critical to the Company’s core business strategy. The total cost of these actions resulted in a restructuring charge of $4.2 million during the quarter ended September 30, 2001. Of the restructuring charge, approximately $1.0 million related to employee severance, $1.8 million related to the consolidation of facilities, and $1.4 million related to asset write-downs representing the net book value of personal computer equipment and leasehold improvements disposed of as a result of the staff reductions. Through December 31, 2001, the supplemental restructuring plan had resulted in total cash payments of approximately $2.3 million under this action. We anticipate paying the remaining restructuring related costs of approximately $0.5 million in 2002.

In January 2002, the Company took additional action to preserve cash and reduce costs. This action consisted of terminating approximately 30 employees. The total cost of the action will result in a restructuring charge of approximately $0.8 million during the quarter ended March 31, 2002 resulting primarily from severance payments to terminated employees. No vacating of leases or disposal of assets are expected from this action.

Stock-Based Compensation.    Stock-based compensation expense totaled $12.0 million in 2001, $30.6 million in 2000, and $3.2 million in 1999. Stock-based compensation consists of the net amortization of deferred stock compensation and the stock-based compensation expense associated with immediately vested stock options and warrants granted to non-employees.

Deferred stock compensation relates to the fair market value of unrestricted common stock issued to certain of our executives as well as stock options granted to employees at exercise prices below the deemed fair market value as of the date of grant. With respect to stock options, deferred stock compensation represents the difference between the exercise price of stock option grants to employees and the deemed fair market value of our common stock at the time of those grants; with respect to the issuance of common stock, deferred stock compensation is equivalent to the fair market value of the stock at the time of issuance.

We recorded deferred stock compensation of $50.6 million in 2000 and $10.4 million in 1999. In 2001, we recorded deferred stock compensation for the issuance of common stock to certain of our executives of $0.3 million, offset by $11.0 million related to the forfeiture of unvested stock options of terminated employees for a net reduction in deferred stock compensation of $10.7 million. Deferred stock-based compensation is amortized to expense over the period during which the common stock and stock options vest, typically four years, using an accelerated method allowed by generally accepted accounting principles.

During 2001, 2000, and 1999, we granted and immediately vested stock options and warrants to certain non-employees. In connection with these grants, we recorded non-cash stock-based compensation expense of $56,000 in 2001, $1.6 million in 2000, and $47,000 in 1999. This reflects the fair value of these stock options and warrants based on the Black-Scholes option-pricing model.

The net amortization of deferred stock compensation and the stock-based compensation expense associated with immediately vested stock options and warrants granted to non-employees is summarized in the table below. The amounts reported for the following items in the accompanying consolidated statement of operations are net of adjustment for accelerated deferred stock-based compensation amortization previously recognized for terminated employees (in thousands):

	Year Ended December 31,
	1999	2000	2001
Cost of revenues	$436	$7,192	$3,732
Sales and marketing	1,398	6,999	1,982
Research and development	1,088	6,606	1,425
General and administrative	276	9,772	4,875

	$3,198	$30,569	$12,014

The adjustment for accelerated amortization of deferred stock compensation previously recognized for terminated employees decreased our cost of revenues by $0.6 million, sales and marketing expense by $1.9 million, research and development expense by $1.9 million, and general and administrative expense by $2.5 million for 2001. The impact of the adjustment for accelerated deferred stock compensation amortization previously recognized for terminated employees was insignificant for 1999 and 2000.

Amortization of deferred stock compensation is estimated to total $5.9 million for 2002, $2.0 million for 2003 and $0.1 million for 2004. Amortization of deferred stock compensation will be reduced in future periods to the extent common stock options, which were originally granted at prices below fair market value, are cancelled prior to full vesting.

Interest Income and Other, Net

Interest income and other, net consists of interest income from cash, cash equivalents and available-for-sale investments partially offset by interest expense associated with capital leases and foreign currency transaction gains and losses. Interest income and other, net was $6.4 million in 2001, an increase from $4.7 million in 2000 and $0.3 million in 1999. The increase in 2001 over 2000 was primarily due to higher average balances of cash, cash equivalents and investments as a result of the net proceeds of $158.4 million from our initial public offering in July 2000, partially offset by lower interest rates in 2001. Foreign currency transaction losses for 2001 were $0.3 million; for 1999 and 2000, foreign currency transaction losses were not material. We would expect interest income and other, net to decrease as the amount of cash and cash equivalents available for investment decreases as cash is used in operations. In addition, due to current prevailing interest rates, reinvestment of maturing marketable securities is estimated to generate lower interest income.

Income Taxes

From inception to December 31, 2001, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit. As of December 31, 2001, we had approximately $73.5 million of federal and $52.9 million of state net operating loss carryforwards to offset future taxable income. The federal net operating loss carryforwards will expire in 2019 through 2021. The California net operating loss carryforwards will expire in 2007 through 2011. Because of our limited operating history, our losses incurred to date and the difficulty in accurately forecasting our future results, management does not believe that the realization of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Therefore, we have recorded a 100% valuation allowance against the deferred income tax assets. See Note 11 of the notes to our consolidated financial statements. Significant future changes in our share ownership, as defined in the Tax Reform Act of 1986 and similar state provisions, may restrict the utilization of these carryforwards.

Quarterly Results of Operations

The following tables set forth consolidated statement of operations data for each of the years in the two-year period ended December 31, 2000 and 2001.

	Three Months Ended
	Mar. 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000
	(In thousands, except per-share data)
Revenues:
License	$6,070	$8,421	$11,966	$16,193
Service	4,611	6,599	9,053	11,338

Total revenues	10,681	15,020	21,019	27,531

Cost of revenues:
License	561	751	1,025	1,417
Service	6,237	10,464	11,594	13,573

Total cost of revenues	6,798	11,215	12,619	14,990

Gross profit	3,883	3,805	8,400	12,541

Operating expenses:
Sales and marketing	8,580	12,847	14,821	16,713
Research and development	4,402	4,914	5,835	6,126
General and administrative	2,528	5,407	6,151	7,137

Total operating expenses	15,510	23,168	26,807	29,976

Loss from operations	(11,627)	(19,363)	(18,407)	(17,435)
Interest income and other, net	60	79	1,827	2,779

Net loss	$(11,567)	$(19,284)	$(16,580)	$(14,656)

Basic and diluted net loss per common share	$(0.46)	$(0.76)	$(0.33)	$(0.24)

Shares used in computing basic and diluted net loss per common share	25,100	25,420	50,760	60,550

	Three Months Ended
	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
	(In thousands, except per-share data)
Revenues:
License	$8,023	$6,033	$3,365	$3,017
Service	12,506	9,575	7,899	7,076

Total revenues	20,529	15,608	11,264	10,093

Cost of revenues:
License	1,179	1,178	876	889
Service	13,892	11,437	7,885	5,457

Total cost of revenues	15,071	12,615	8,761	6,346

Gross profit	5,458	2,993	2,503	3,747

Operating expenses:
Sales and marketing	16,887	14,309	9,007	8,440
Research and development	7,391	4,973	3,838	3,846
General and administrative	6,985	5,012	1,946	1,832
Restructuring charges	2,107	—	4,150	—

Total operating expenses	33,370	24,294	18,941	14,118

Loss from operations	(27,912)	(21,301)	(16,438)	(10,371)
Interest income and other, net	2,207	1,547	1,461	1,203

Net loss	$(25,705)	$(19,754)	$(14,977)	$(9,168)

Basic and diluted net loss per common share	$(0.41)	$(0.31)	$(0.23)	$(0.14)

Shares used in computing basic and diluted net loss per common share	62,110	63,500	64,500	65,700

The above quarterly information has been derived from our unaudited quarterly consolidated financial statements that, in the opinion of our management, include all adjustments necessary for a fair presentation of this information. We have experienced and expect to continue to experience fluctuations in operating results from quarter to quarter. We incurred net losses in each quarter since inception and may continue to incur losses in the foreseeable future. No conclusions about our future results should be drawn based on the results of our operations for any quarter, as quarterly results are not indicative of the results for a full fiscal year or any other period.

Liquidity and Capital Resources

On July 28, 2000, we closed our initial public offering of 8,625,000 shares of common stock, which included 1,125,000 shares in connection with the exercise of the underwriters’ over-allotment option, at $20 per share. We received net proceeds of approximately $158.4 million in cash. Prior to this offering, we had financed our operations from the sale of our preferred and common stock and $750,000 of borrowings under a secured loan agreement. As of December 31, 2001, we had cash, cash equivalents and investments of $95.7 million, a decrease from $153.7 million as of December 31, 2000. Our cash and cash equivalents consist primarily of money market funds, commercial paper and various deposit accounts. All of our investments are classified as “available-for-sale” and carried at fair value based on quoted market prices in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

During 2001, net cash used in operating activities was $51.7 million compared to $10.0 million in 2000. Net cash used in operating activities in 2001 and 2000 was primarily the result of net losses of $69.6 million and $62.1 million, respectively, after certain adjustments totaling $29.1 million and $39.8 million, respectively. These adjustments included depreciation and amortization, non-cash restructuring charges, stock-based compensation, amortization of stock-based deferred marketing expense, provision for doubtful accounts and write-off of operating assets.

Net cash provided by investing activities was $21.3 million in 2001, principally related to the net sale of short and long-term investments, partially offset by the purchase of property and equipment. In 2000, net cash used for investing activities was $122.4 million and was principally related to the net purchase of short and long-term investments, and purchases of property and equipment. We expect that cash will continue to be provided by investing activities, primarily through the net sale of short-term investments, partially offset by the purchase of property and equipment in 2002.

Net cash provided by financing activities was $3.2 million in 2001 and $162.2 million in 2000. The cash provided by financing activities in 2001 was principally related to the net proceeds received from the issuance of common stock under our employee stock purchase plan in February and August. The cash provided by financing activities in 2000 was principally related to the proceeds received from the initial public offering, net of issuance costs. We expect that cash will continue to be provided by financing activities in 2002, again principally related to the net proceeds received from the issuance of common stock under our employee stock purchase plan in February and August.

Our liquidity, capital resources and results of operations in any period could be impacted by the proceeds from exercise of outstanding stock options and warrants and from common stock issued under our employee stock purchase plan. For example, at December 31, 2001, we had outstanding options to purchase 14.2 million shares of our common stock at a weighted-average exercise price of $4.81 per share, and had approximately 18.0 million additional shares reserved for future grant under our stock option plans and issuance under our employee stock purchase plan. In addition, we have issued warrants to purchase 2.5 million shares of common stock at a weighted-average exercise price of $1.30 per share. Further, our per share results of operations could be impacted by the increased number of outstanding shares. However, we cannot predict the timing or amount of proceeds from the exercise of these securities, if they are exercised at all, nor can we predict the amount of proceeds from issuance of common stock under our employee stock purchase plan.

We expect that for the foreseeable future, our operating expenses and planned capital expenditures will constitute a significant use of our cash, cash equivalents, and investments (collectively, our cash resources). In addition, we may use our cash resources to fund acquisitions or invest in other businesses, technologies or product lines. We currently anticipate that our existing cash resources will be sufficient to meet our presently anticipated working capital, capital expenditure and our operating requirements for 2002. We currently anticipate revenues to offset our use of existing cash resources to fund operations in 2002; however, if revenues are not attained at sufficient levels, we expect to manage our level of expenses accordingly. Either within this time period or at some future date, we may seek to raise additional funds through public or private debt or equity financing. There can be no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders. If adequate funds are not available on acceptable terms, we could have to accept financing on terms we viewed as unreasonable or that were dilutive to our stockholders, or pursue alternative options, such as seeking a merger or acquisition, or in the worst case, winding down our operations. If we were to seek additional financing today, we do not believe it would be available on reasonable terms.

The existence or even the anticipation of an uncertain economic environment by potential customers in the markets in which we operate has affected the demand for our applications, caused pricing pressures for our products, increased customer requests for extended payment terms, and substantially reduced our sales activity during 2001, and may continue to do so in future periods, which could in turn affect our liquidity.

Commitments

Our principal commitments as of December 31, 2001 consist of obligations under operating leases, letter of credit agreements, and royalty agreements. We expect to fulfill all of the below commitments through our working capital.

Lease Commitments

The Company leases certain facilities, including its corporate headquarters, under operating leases. Rent expense for 2001, 2000 and 1999 was $7.0 million, $4.0 million, and $0.4 million respectively. The Company has effectively minimized its exposure to long-term lease commitments. As of December 31, 2001, excluding a facility abandoned pursuant to the July restructuring discussed above, the Company was fully occupying all of its leased facilities and had a total of approximately 50,000 square feet under lease.

Future minimum lease payments as of December 31, 2001 were as follows (in thousands):

Year Ending December 31,	Capital Leases	Operating Leases
2002	$123	$3,595
2003	—	3,292
2004	—	3,332
2005	—	2,912
2006	—	964
Thereafter	—	—

Total	123	$14,095

Less amount representing interest	13

Present value of capital lease obligations	110
Less current portion	110

Long-term portion	$—

Letters of Credit

At December 31, 2001, $2.4 million of cash equivalents are held in trust as security for letters of credit serving in lieu of security deposits for leased office space. Such cash equivalents will be restricted until the expiration of the lease term in 2006.

Royalties

The Company licenses technologies from third party software providers that are incorporated into our product. Under the terms of these license agreements, which expire at various dates up to June 2007, the Company pays royalties at various rates and amounts, generally based on unit sales or revenues. Royalty expense was $4.3 million, $3.8 million and $0.8 million for 2001, 2000,and 1999, respectively. Such costs are included in the cost of license revenues (for new licenses sold) and in cost of service revenues (for maintenance contracts sold).

Use of Estimates and Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We evaluate our estimates on an ongoing basis, including those related to allowances for bad debts, investments, intangible assets, income taxes, restrictions, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the following as critical accounting policies to the Company: revenue recognition, allowance for doubtful accounts receivable, accounting for restructuring charges, and assessing impairment of intangible and long-lived assets.

Revenue Recognition

The Company derives its revenues from licenses of its software suite of applications and the sale of professional services, technical support and training services. These license arrangements, which do not provide for right of return, are primarily perpetual licenses. The Company sells its suite of applications primarily through a direct sales force.

The Company recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, and generally recognizes revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2:

•	persuasive evidence of an arrangement exists,

•	delivery has occurred,

•	the fee is fixed or determinable and

•	collectibility is probable.

The Company defines each of the four criteria above as follows:

Persuasive evidence of an arrangement exists.    It is the Company’s policy to have a written contract, which is signed by both the customer and the Company.

Delivery has occurred.    The Company’s software is electronically delivered to the customer. Delivery is deemed to have occurred upon notification to the customer of a user ID and password for download of the software from a secure FTP server. If undelivered products or services exist in an arrangement that are viewed as essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered.

The fee is fixed or determinable.    The Company’s policy is to not provide customers the right to refund any portion of its license fees. The Company may agree to payment terms with a foreign customer based on local customary payment terms. Arrangement fees that are due at least 80% within one year or less are considered fixed and determinable. If an arrangement fee is not considered fixed or determined, revenue is recognized as payments become due.

Collectibility is probable.    Collectibility is assessed on a customer-by-customer basis. Customers are subjected to a credit review process, which evaluates the customers’ financial positions and ultimately their ability to pay. If it is determined from the outset of an arrangement that collectibility is not probable based upon the Company’s credit review process, revenue is recognized on a cash-collected basis.

The Company allocates revenue on software arrangements involving multiple elements to each element based on the relative fair value of each element. The Company’s determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence, or VSOE. The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. The Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenue to maintenance and technical support services, professional services and training components of its perpetual license arrangements. The Company sells its professional services and training separately, and has established VSOE on this basis. VSOE for maintenance and technical support is determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9. Fees for maintenance and technical support are deferred and recognized ratably over the term of the support period.

The Company’s professional services generally are not deemed essential to the functionality of the software. The Company’s suite of applications is fully functional upon delivery and implementation and does not require any significant modification or alteration. Customers purchase these professional services to facilitate the adoption of the Company’s technology and dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately and independently from professional services, which are generally billed on a time-and-materials or milestone-achieved basis. The Company generally recognizes revenue from professional services as the services are performed. Revenues are adjusted to their expected realization based on ongoing assessments throughout the duration of each engagement.

Cost of license revenue consists primarily of royalties paid to third parties for licensing of technology and amortization of purchased technology.

Cost of service revenues consist primarily of salaries and other personnel-related expenses, amortization of deferred stock compensation, costs of services provided by third party consultants engaged by the Company, allocated overhead costs (including facilities, information systems, and other corporate infrastructure costs), and depreciation of equipment used to provide consulting services, technical support and training.

Deferred revenues generally result from the following: deferred technical support, cash received for professional services not yet rendered and license revenues deferred relating to arrangements where the Company has received cash and is required to deliver either unspecified additional products or specified upgrades for which the Company does not have VSOE.

Allowance for Doubtful Accounts

Accounts receivable is recorded net of allowance for doubtful accounts. This allowance totaled $0.5 million and $0.9 million at the end of 2001 and 2000, respectively. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable aging, the age of each invoice, customer concentrations, each customer’s expected ability to pay our collection history with each customer, and current economic trends. We review any invoice greater than 15 days past due to determine if an allowance is appropriate based on the risk category using the factors discussed above. In addition, we maintain a general allowance for doubtful accounts for all invoices by applying a percentage based on the age category. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the near future.

Restructuring Charges

As part of a plan designed to reduce costs and preserve cash, in March 2001, we initiated actions resulting in recognition of a $2.1 million restructuring charge, and in July 2001 we initiated actions for a supplemental restructuring plan that resulted in a restructuring charge of $4.2 million. Most recently, in January 2002, we took additional action to preserve cash and reduce cost and announced actions that will result in a charge of approximately $0.8 million in the quarter ending March 31, 2002. These restructuring actions resulted in the termination of a total of approximately 230 employees for which we incurred employee severance costs. The Company also wrote-down the net book value of operating assets consisting principally of personal computer equipment that was disposed of as a result of the staff reductions. Additionally, the Company canceled or vacated certain facility leases as a result of those employee terminations, and wrote off the unamortized costs of disposed-of assets.

We believe that, by the end of the second quarter of 2002, these restructuring efforts will achieve cost savings of $7.8 million per quarter from our pre-restructuring expense totals. Of these expected savings, we estimate that 14% will be realized in research and development, 42% in professional services, 36% in sales and marketing, and 8% in general and administrative.

Impairment Assessment

We perform an impairment assessment of intangible assets, consisting of purchased software licenses and patents, and long-lived assets, consisting of property and equipment, whenever events or changes in circumstances indicate the carrying value of intangible assets and property and equipment may not be recoverable. During 2001, we evaluated the future usage of our computer network infrastructure in light of current operating activities. After evaluating the storage and computing needs required under our operating strategy for the foreseeable future, management committed to plans of disposal for certain computer equipment, and accordingly, classified these assets as held-for-disposal and recorded an impairment loss of $0.6 million. This amount is not included in the restructuring charges of $6.3 million for 2001 discussed above. In determining the amount of the write-down, management was required to estimate the fair value of the equipment. Management estimated the fair value of the equipment by consulting with dealers of used equipment. It is possible that we will achieve a higher or lower value on ultimate disposition of these assets. These assets were disposed of December 31, 2001.

We also evaluated for impairment purchased software licenses and patents, in light of current operating activities. The evaluation considered the current and future use of the underlying technology in our suite of applications, cash flow projections and the useful life of the technology. After management’s evaluation of these factors, the estimate of future value and useful life supported the current value.

We Disclose Pro Forma Financial Information

We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). We also disclose and discuss certain pro forma financial information in the related earnings release and investor conference call. Our pro forma financial information does not include restructuring charges, non-cash stock-based compensation to non-employees, and the amortization of deferred stock compensation, stock-based deferred marketing expense, and acquired intangible assets. We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings release and compare that GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls.

The following table shows the Company’s pro forma results reconciled to the GAAP consolidated statement of income for 2001. Our pro forma results for 2001 exclude restructuring charges, non-cash stock-based compensation (including amortization of deferred stock compensation), amortization of stock-based deferred marketing expense, and amortization of acquired intangible assets (in thousands, except per share amount):

	Year Ended December 31, 2001
	Total	Per share
GAAP net loss	$(69,604)	$(1.09)
Restructuring charges	6,257	0.10
Non-cash stock-based compensation	12,014	0.19
Amortization of deferred marketing expense	3,472	0.05
Amortization of acquired intangible assets	2,000	0.03

Pro forma net loss	$(45,861)

Basic and diluted pro forma net loss per common share		$(0.72)

Shares used in computing basic and diluted pro forma net loss per common share	63,970

Pro Forma Fair Value Disclosures on Employee Stock Plans

We account for our employee stock-based compensation under our 2000 Equity Incentive Plan and our 2000 Employee Stock Purchase Plan using the intrinsic value method. Please see our Note 10 of the notes to consolidated financial statements for the pro forma amounts of net loss and net loss per share that would have resulted if we accounted for them under the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for changes in the values of those derivatives depends on the intended use of the derivatives and whether they qualify for hedge accounting. The Company adopted the provisions of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, as of January 1, 2001. The Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the adoption of the new standards did not affect the Company’s consolidated financial statements.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations”, which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. The Company adopted the provisions of SFAS No. 141 as of July 1, 2001. The adoption of this new standard did not affect the Company’s consolidated financial statements.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested at least annually for impairment. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company adopted the provisions of SFAS No. 142 as of January 1, 2002. The adoption of this new standard did not affect the Company’s consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required and plans to adopt the provisions of SFAS No. 143 as of January of 2003. The Company does not expect the adoption of this new standard to affect its consolidated financial statements.

In October 2001, the FASB issued SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, it retains many of the fundamental provisions of that Statement. SFAS No.144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. However, it retains the requirement in APB Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company adopted the provisions of SFAS No. 144 as of January 1, 2002. The adoption of this new standard did not affect the Company’s consolidated financial statements.

In November 2001, the FASB issued Topic D-103, “Income Statement Characterization of Reimbursements Received for ‘out-of-pocket’ Expense Incurred”, whereby the FASB concluded that reimbursements received for “out-of-pocket” expenses should be characterized as revenue in the income statement. The Company adopted the conclusion of Topic D-103 as of January 1, 2002. In 2001, these expenses totaled $2.4 million, and were included in cost of services.

In November 2001, the Emerging Issues Task Forces (“EITF”) reached a consensus on Issue 1(a) of EITF No. 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees.” Issue 1(a) of EITF No. 00-18 addresses the presentation of fully vested, non-forfeitable equity instruments on the balance sheet, and concluded that an asset should be recognized for the exchange of such an instrument rather than displayed as contra-equity. The Company has reclassified such instruments as assets in the Company’s consolidated financial statements at December 31, 2000 and 2001. This reclassification amounted to $11.5 million, net of accumulated amortization, as of December 31, 2000 and increased intangible assets and other, net, total assets, and stockholders’ equity.

Factors That May Impact Future Operating Results

Risks Related To Our Financial Condition

We have incurred losses during our operating history. These losses may continue for the foreseeable future, and we may not achieve or maintain profitability.

We incurred net losses of $69.6 million in 2001, $62.1 million in 2000, and $10.9 million in 1999. As of December 31, 2001, we had an accumulated deficit of $144.1 million. We expect to continue to incur losses on both a quarterly and annual basis, and may continue to do so for the foreseeable future. Moreover, we expect to continue to incur significant costs of services and substantial operating expenses. Further, we will continue to incur substantial stock-based compensation expense in future periods, which represents non-cash charges incurred due to the issuance of stock options prior to our initial public offering on July 25, 2000. Therefore, we will need to significantly increase our revenues to achieve and maintain profitability and a positive cash flow. We may not be able to generate sufficient revenues to achieve profitability.

Our declining cash balance and volatile stock price may affect our potential and current customers’ and partners’ perception of our viability, which in turn could affect our ability to close sales and partnership transactions.

Notwithstanding the fact that we have a substantial cash balance, concerns about our perceived financial viability were a factor in multiple potential and actual customer transactions and partner relationships during 2001. We attribute these concerns primarily to the following: we are not yet profitable and thus must use our cash balance (offset by revenues) to fund our operations; our stock price experienced a dramatic decline from 2000 into 2001; our stock price has been, and continues to be, extremely volatile; and many of our competitors are better funded, more established, or significantly larger than we are. We will continue to use our cash balance (offset by revenues) to fund our operations until we achieve profitability (which may not occur); thus, our cash balance will continue to decline during 2002. Therefore, if these conditions do not improve significantly in 2002, we expect these concerns about our perceived viability to continue throughout 2002.

Because our stock price is low and volatile, we could be at risk of having our stock delisted from the NASDAQ, which would harm our business in a number of ways.

Our stock is publicly traded on the Nasdaq Stock Market, or NASDAQ. NASDAQ rules allow the stock of a company whose stock price remains below $1 per share for 30 consecutive business days to be delisted (removed from the NASDAQ exchange such that shares can no longer be traded on NASDAQ), unless the company’s stock price exceeds $1 for at least 10 consecutive business days within a 90-day grace period. While NASDAQ voluntarily suspended enforcement of this rule for a period during 2001, when many companies’ stocks (including ours) were trading near or below the $1 level, there can be no assurance that NASDAQ will not enforce this rule in the future. Our stock price was near or below $1 for a substantial portion of 2001, and has been near $1 for portions of 2002 as well. If our stock were to be delisted from NASDAQ, it is likely that customers, partners, and potential sources of funding would be less likely to do business with us on terms that we viewed as reasonable, and our operating results would suffer accordingly.

Cost-reduction efforts may adversely impact our productivity and service levels.

During 2001, we instituted various cost-control measures affecting various aspects of our business operations. We also initiated reductions in our workforce of approximately 13% in March 2001, 25% in July 2001, and 10% in January 2002. Given current economic conditions and our declining revenues over the last several quarters, we may in the future be required to take additional cost-saving actions to reduce our losses and to conserve cash. The failure to achieve such future cost savings could have a material adverse effect on our financial condition. Moreover, even if we are successful with these efforts and generate the anticipated cost savings, there is no assurance that these actions will not adversely impact our employees’ morale and productivity, the competitiveness of our products and business, and the results of our operations.

The recoverability of our investment in intangible assets could be reduced by several factors.

As of December 31, 2001, we had approximately $3.8 million of net intangible assets and $1.3 million of prepaid license royalties to third parties capitalized on our balance sheet. We believe these intangible assets and prepaid license royalties are recoverable. However, changes in the economy, the business in which we operate, and our own relative performance could change the assumptions used to evaluate the recoverability of intangible asset and prepaid royalties. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

Risks Related To Our Products

If we fail to keep pace with technological innovation, improve our existing products, or develop new products, our application suite could become obsolete and our revenues would decline.

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

Enterprise application software technology is complex, and new products and product enhancements can require long development and testing periods; we cannot be certain that we will successfully develop and market new products, new product enhancements or new products compliant with present or emerging Internet technology standards. Our future revenues will depend, in significant part, on our ability to successfully develop and license new and enhanced versions of our application suite, and our ability to continue diversifying our offerings by developing and licensing new products. If we are not able to successfully improve our existing products and develop new products, or if we develop new products and they do not achieve market acceptance, or if we were to experience delays in either, our revenues are likely to decline.

If we fail to release new versions and upgrades of our application suite in a timely manner, customers may license competing products and our revenues may decline.

We may fail to introduce or deliver new products on a timely basis, if at all. In the past, we have experienced delays in the commencement of commercial shipments of enhancements to our application suite. To date, these delays have not had a material impact on our revenues. If we are unable to ship or implement new products or enhancements to our application suite when planned or at all, or fail to achieve timely market acceptance of these new products or enhancements, we may suffer lost sales and thus reduce our revenues. Our future operating results will depend on demand for our application suite, including new and enhanced releases that are subsequently introduced.

If our application suite does not successfully function for customers with large numbers of transactions, customers or product offerings, we may lose sales and suffer decreased revenues.

Our application suite must be able to accommodate a large number of transactions, customers and product offerings. Large-scale usage presents significant technical challenges that are difficult or impossible to predict. To date, our application suite has been deployed by only a limited number of customers and, therefore, we can make no assurances that our application suite is able to meet our customers’ demands for large-scale usage. If our customers experience difficulty with our application suite during periods of high traffic or usage, the reputation of our products would suffer and our revenues would be likely to decline accordingly.

If our product does not operate with the wide variety of hardware, software and operating systems used by our current and potential customers, our revenues would be harmed.

We currently serve a customer base that uses a wide variety of constantly changing hardware, software applications and operating systems. Our application suite will gain broad market acceptance only if it can support a wide variety of hardware, software applications, systems, and standards, including those developed in the future.

Defects in our application suite could diminish demand for our application suite and result in loss of revenues, decreased market acceptance, injury to our reputation and product liability claims.

As is not unusual for software companies, we have in the past discovered software errors and performance problems with various versions of our application suite after release, and, as a result, have experienced injury to our reputation, increased expenses, delays in the shipment of our application suite and our customers have experienced difficulty in deploying and operating our application suite.

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

Since our customers use our application suite for critical business applications such as e-commerce, any errors, defects or other performance problems of our application suite could damage our customers’ businesses. Consequently, these customers could delay or withhold payment to us for our software and services, which could result in an increase in our provision for doubtful accounts or an increase in collection cycles for accounts receivable. In addition, these customers could seek significant compensation from us for their losses. Even if unsuccessful, a product liability claim brought against us would likely be time consuming and costly and harm our reputation, and thus our ability to license to new customers. Even if a suit is not brought, correcting errors in our application suite could increase our expenses.

If we are unable to protect our intellectual property or become subject to intellectual property infringement claims, we may lose a valuable asset or incur costly and time-consuming litigation.

Our success depends in part on the development and protection of the proprietary aspects of our technology as well as our ability to operate without infringing on the proprietary rights of others. To protect our proprietary technology, we rely primarily on a combination of trade secret, copyright, trademark, and patent laws, as well as confidentiality procedures and contractual restrictions. Despite our efforts to protect our proprietary rights and technology, unauthorized parties may attempt to copy aspects of our products or obtain the source code to our software or use other information that we regard as proprietary or could develop software competitive to ours. Our means of protecting our proprietary rights may not be adequate, and our competitors may independently develop similar technology or duplicate our product. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources that could have a material adverse effect on our business, operating results, and financial condition.

We have no issued patents. We presently have several United States patent applications pending. It is possible that some or all of the patents that we have applied for will not be issued, and even if issued, that some or all may be successfully challenged. It is also possible that we may not develop additional proprietary products or technologies that are patentable, that any patent issued to us may fail to provide us with competitive advantage, and that the patents of others may harm our ability to do business.

It is possible that in the future, a third party may bring suit claiming that our current or future products infringe its patents, trade secrets or copyrights. Any claims, with or without merit, could be costly and time-consuming to defend, divert our management’s attention, or cause product delays. We currently have no issued patents that we could use defensively against any company bringing such a claim. If our product was found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements to be able to sell our product. Royalty and licensing agreements, if required, may not be available on terms that are acceptable to us (or at all), which could harm our business.

Risks Related to Our Market and Our Ability to Sell

The current economic downturn has significantly affected demand for our products and services and may continue to adversely impact future revenues.

The existence of economic downturns in the markets in which we operate has decreased the demand for our applications, caused pricing pressures for our products, and substantially reduced our sales activity during 2001. In 2001, we signed 29 new license contracts, a decrease from 67 new license contracts signed in 2000. Because of macroeconomic conditions during 2001, customers reduced their information technology budgets and postponed or cancelled planned CRM projects, including the evaluation and purchase of new applications, upgrades to existing applications, and purchase of related services. As a result, our revenues have been negatively impacted, and may continue to be in the future.

Our budgeting and forecasting depend on estimates of revenue growth in our target markets. Thus, the prevailing economic uncertainty makes it difficult to estimate anticipated license contract signings and future revenues. The future performance of the overall domestic and global economies will have a significant impact on our overall performance. To the extent that the current downturn continues or increases in severity or scope, we believe demand for our products and services, and therefore future revenues, could be further reduced.

We may not be able to maintain our competitive position against current and potential competitors.

We compete in the highly competitive CRM market, which is subject to rapid technological change. Our products compete with stand-alone point solutions offered by providers such as BroadVision, Inc. and Vignette Corporation, components offered by vendors such as Art Technology Group, Inc. and Microsoft Corporation, and the external-facing CRM products beginning to be offered by vendors such as Oracle Corp., PeopleSoft, Inc., SAP AG, E.phipany, Inc., and Siebel Systems, Inc. Another principal source of competition is the internal information technology departments at potential customers, which may develop systems that provide for some or all of the functionality of our applications.

Compared to us, many of these competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial resources. This may place us at a disadvantage in responding to our competitors’ pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. Competitive pressures and our perceived viability in this market may make it difficult for us to acquire and retain customers, and may require us to reduce the price of our products which could reduce our revenues and result in increased operating losses.

The sales cycle for our products is long, lengthening, and variable, which makes it difficult to predict our future revenues and may cause our operating results to vary significantly.

Our revenues and results of operations are difficult to predict and may fluctuate substantially from quarter to quarter. For example, certain indicators that we relied upon in developing our license revenue forecasts, such as our historical pattern of transaction timing and anticipated sales cycles, did not prove reliable during 2001. During 2001, we continued to see extended sales cycles and postponed customer spending; our average sales period was six to twelve months in 2001, compared to three to six months in 2000.

The period between initial contact with a prospective customer and the licensing of our application suite varies and can range from three to more than twelve months. Because of this variable sales cycle, the timing of revenues from the licensing of our application suite is difficult to forecast. Factors affecting it include:

•	A significant portion of our license agreements is completed within the last few weeks of each quarter.

•
Customers consider a number of factors related to our products and services, as well as our financial condition, before committing to purchase our application suite. As a result, we spend significant time and resources informing prospective customers about our company, application suite, and other offerings, which may not result in a completed transaction but may nonetheless impact our operating margins;

•
The licensing of our application suite is often an enterprise-wide decision by our customers that involves many factors and decision-makers; thus, if our customer’s management, budget, or strategy changes, our ability to conclude license agreements may be affected;

•
Because a substantial portion of our quarterly revenues are derived from a small number of customers, delays in the signing of one or more large license agreements or the loss of a significant customer order may materially affect revenues and our operating results;

•
Due to macroeconomic conditions, customers have postponed or canceled planned CRM projects, including the evaluation and purchase of new applications or upgrades to existing applications, and have increased customer requests for contract terms that affect our ability to recognize revenue. These conditions may persist in the future;

•	Customer approval processes are unpredictable; delays in approvals, even after selection of a vendor, could impact the timing and amount of revenues recognized in a quarterly period;

•	Changes in our sales incentive plans may have an unpredictable impact on our sales cycle and contracting activities; and

•	The number, timing and significance of enhancements to our application suite and the introduction by us or our competitors of new software may affect customers’ purchasing decisions.

Because of this variation in sales cycle length, it is hard for us to predict revenues and thus our operating results could be affected. For example, if our license results do not meet our internal expectations, our service offerings would be affected (since service utilization lags licenses) and our services revenues would be reduced, which would harm our overall results since service expenses are relatively fixed in the short term.

A small number of customers have accounted for a substantial portion of our revenues, and this pattern is likely to continue for the foreseeable future; as a result, our revenues could decline due to the loss or delay of a single customer order, the delay in recognizing revenue associated with a single customer order, or the failure to collect revenue associated with a single customer.

Each quarter during our operating history, a relatively small number of customers has accounted for a significant portion of that quarter’s total revenues. We expect this to continue in the future. Thus, the loss or delay of individual orders could have a significant impact on revenues and operating results.

The timing of recognition of customer revenue may also affect our results. Customer payments that do not meet our revenue recognition policy requirements are recorded as deferred revenue. Although new agreements may not result in revenues in the quarter in which the agreement was signed, commissions and royalties may nonetheless become payable on such agreements during that quarter, which would impact our operating results.

We may not successfully establish ourselves in international markets or generate significant revenues abroad, which could result in slower revenue growth and harm our business.

To date, we have generated limited revenues from sales outside the United States. We have established sales offices in the Australia, France, Germany, Hong Kong, Italy, Japan, Netherlands, Singapore, and United Kingdom, and have also sold successfully in each of these countries. We may add others in the future. If we are not successful in licensing our application suite in international markets, we could experience slower revenue growth and our business could be harmed. We anticipate devoting additional resources and management attention to expanding international opportunities. Our international expansion has a number of effects, including:

•	greater difficulty in staffing and managing foreign operations;

•	expenses associated with foreign operations and compliance with applicable laws;

•	changes in a specific country’s or region’s political or economic conditions;

•	expenses associated with localizing our product for foreign countries;

•	differing intellectual property rights;

•	protectionist laws and business practices that favor local competitors;

•	different sales cycles and collection periods or seasonal reductions in business activity;

•	multiple, conflicting and changing governmental laws and regulations; and

•	foreign currency restrictions and exchange rate fluctuations.

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

Risks Related To System Integrators

Our failure to develop and maintain strong relationships with consulting and system integrator firms (CSIs) would harm our ability to market our application suite, which could reduce future revenues and increase our expenses.

An increasing portion of our sales are influenced by the recommendation of our application suite by systems integrators, consulting firms and other third parties that help deploy our application suite for our customers. Losing the support of these third parties may limit our ability to penetrate our existing or potential markets. These third parties are under no obligation to recommend or support our application suite and could recommend or give higher priority to their own products and services or those of other companies. Our inability to gain the support of CSIs or a shift by these companies toward favoring competing products could negatively affect our software license and service revenues.

Some CSIs also engage in joint marketing and sales efforts with us. If our relationships with these CSIs fail, we will have to devote substantially more resources to the sales and marketing of our application suite. In many cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. A number of our competitors have longer and more established relationships with these CSIs than we do, and as a result those CSIs may be more likely to recommend competitors’ products and services and increase our expenses.

Our failure to develop and maintain strong relationships with systems integrators would harm our ability to implement our application suite.

Systems integrators assist our customers with the installation and deployment of our application suite, in addition to those products of our competitors, and perform custom integration of computer systems and software. If we are unable to develop and maintain relationships with systems integrators, we would be required to hire additional personnel to install and maintain our application suite, which would result in higher expenses and delays in our ability to recognize revenue.

Other Risks

Changes in accounting policies created and interpreted by authoritative agencies can have a significant effect on our reported results and may even affect the reporting of transactions completed before a change is announced.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission, and various bodies formed to interpret and create accounting policies. A change in these policies can have a significant effect on our reported results and may even affect the reporting of transactions completed before a change is announced. Our accounting policies that may be affected by changes in the accounting rules are as follows:

•	rules relating to revenue recognition

•	accounting for business combination

•	stock-based compensation

•	goodwill and other intangible assets accounting

Changes to these rules or the questioning of current practices may have a significant adverse effect on our reported financial results or in the way in which we conduct our business. See the discussion under “Critical Accounting Policies” above for additional information about our critical accounting policies and some risks associated with these policies.

If we were to enter into a merger or acquisition, our business could be affected by the distraction and challenges posed by such transactions.

We may merge with, or acquire technologies or companies in the future. Entering into any business combination entails many risks, any of which could materially harm our business, including:

•	diversion of the attention of management or key technical employees from other business concerns;

•	failure to assimilate the combined companies with the pre-existing business;

•	failure to integrate the acquired technology with our existing technologies;

•	delays in our product releases caused by the integration of the acquired technology with our existing technologies;

•	potential loss of key employees from either our pre-existing business or the combined business;

•	increasing our cost structure and thus our use of existing cash resources;

•	dilution of our existing stockholders as a result of issuing equity securities; and

•	assumption of liabilities of the merged or acquired company.

We may not be able to identify suitable merger or acquisition candidates, and even if we do identify suitable candidates, we may not be able to make these transactions on commercially acceptable terms (if at all). If we do merge with or acquire other companies, we may not be able to realize the benefits we expected to achieve at the time of entering into the transaction. In any future merger or acquisition, we will likely face the same risks as those discussed above. Further, we may have to use our cash reserves, incur debt, or issue equity securities to pay for any future merger or acquisition. Each of these financing alternatives could have negative consequences, by decreasing our cash reserves, increasing our debt burden, or diluting our existing stockholders.

We are the target of securities class action claims relating to our IPO, and are at risk of securities class action litigation, which could result in substantial costs and divert management attention and resources.

During July 2001, several securities class action complaints were filed in the United States District Court for the Southern District of New York against us, the underwriters of our initial public offering, our directors, and certain of our officers. In each of these complaints, the plaintiffs claim that Blue Martini, certain of its officers and directors, and the underwriters of its initial public offering, or IPO, violated the federal securities laws because Blue Martini’s IPO registration statement and prospectus allegedly contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaints seek unspecified monetary damages and attorneys fees and other costs. These cases have been consolidated into a single case. Similar complaints were filed in the same court against hundreds of other public companies that conducted IPOs of their common stock since the mid-1990s. The Company believes that it has meritorious defenses against the lawsuits and intends to defend itself vigorously.

In addition, in the past, other types of securities class action litigation have been brought against companies following a decline in the market price of their securities. This risk is especially acute for us because technology companies have experienced greater than average stock price volatility in recent years, particularly since mid-2000, and, as a result, technology companies have been subject to a greater number of securities class action claims than companies in other industries. We may in the future be the target of additional securities class action litigation. Securities litigation could result in substantial costs and divert management’s attention and resources, which could harm our business.

We may have difficulty retaining or recruiting qualified personnel, which could impact the development and license of our application suite.

Difficulty in hiring or retaining qualified personnel, or failure by newly hired personnel to develop necessary skills or reach expected levels of productivity, may weaken our ability to develop and market our application suite. Our success also depends on the continued contributions of key engineering, sales and marketing, management, and professional services personnel. In particular, Monte Zweben, our Chairman and Chief Executive Officer, would be difficult to replace.

During 2001, we experienced both involuntary and voluntary turnover throughout the company, including several members of our executive staff. In particular, our Chief Financial Officer and other members of management in our Finance organization voluntarily left. We have re-staffed the organization, including by appointing one of our existing executives as the new Chief Financial Officer, but there is no assurance that our integration of new personnel into the existing organization will not disrupt operations.

Our ability to increase our sales will depend on our ability to recruit, train and retain top-quality sales people who can target prospective customers’ senior management and generate and service large accounts. In our industry, competition for qualified sales personnel is intense.

Our directors and executive officers maintain significant control over Blue Martini Software, which may lead to conflicts with other stockholders over corporate governance.

Our directors, executive officers, and holders of 5% or more of our outstanding common stock owned approximately 51.5% of our outstanding common stock as of March 1, 2002. Monte Zweben, our Chairman and Chief Executive Officer, together with related entities, owned approximately 39.1% of our common stock as of this date. These stockholders, acting together, and Mr. Zweben, individually, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and significant corporate transactions such as mergers or other business combination transactions. This control may delay or prevent a third party from acquiring or merging with us.

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

Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

•	establishment of a classified board of directors such that not all members of the board may be elected at one time;

•	authorizing the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

•	prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	limitations on the ability of stockholders to call special meetings of stockholders;

•	prohibiting stockholder action by written consent and requiring all stockholder actions to be taken at a meeting of our stockholders; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, Section 203 of the Delaware General Corporations Law and the terms of our stock option plans may discourage, delay or prevent a change in control of the Company.

Recent Developments

In January 2002, we announced the appointment of Robert E. Cell as Chief Financial Officer. Mr. Cell, who joined the Company in March of 2000 as Vice President of Corporate Development, will continue to report to Monte Zweben, Chairman and Chief Executive Office, in his new role.

In January 2002, the Company took additional action to preserve cash and reduce cost. The total cost of the action will result in a restructuring charge of $0.8 million during the quarter ended March 31, 2002, resulting primarily from severance payments to terminated employees.

In October 2001, we announced the appointment of Michael J. Borman as President and Chief Operating Officer, with responsibility over our revenue operations, including global sales and professional services. Mr. Borman reports to Monte Zweben, Chairman and Chief Executive Officer. Prior to joining Blue Martini Software, Mr. Borman was employed by IBM, most recently serving as Vice President for Unix sales. In connection with Mr. Borman’s employment, the Company entered into an agreement providing for salary and other cash compensation, stock-based compensation, and related benefits, generally vesting upon the achievement of certain service and performance criteria. At December 31, 2001, the amount payable under this arrangement to Mr. Borman was accrued in the amount of $2.1 million. Please see our Note 7 of the notes to consolidated financial statements for further discussion of this arrangement.

In September 2001, James C. Gaither and A. Michael Spence submitted their resignations from the Company’s Board of Directors. Such resignations were not related to any disagreement with Blue Martini Software. Mr. Gaither’s term as director was to expire at the 2004 annual meeting of stockholders and Dr. Spence’s term as director was to expire at the 2003 annual meeting of shareholders. In November 2001, the board of directors reduced the authorized number of directors from six to four, such that there are currently no vacancies on the board of directors.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange

Through December 31, 2001, most of our recognized revenues have been denominated in United States dollars and were from both domestic and international customers. Our exposure to foreign currency exchange rate changes has not been material. We expect that future license and service revenues will continue to be derived from international markets and may be denominated in the currency of the applicable market. Through December 31, 2001, we have expanded our international operations and have hired personnel in Europe and Asia Pacific. We have incurred limited operating expenses denominated in foreign currencies. Our future operating results may become subject to significant fluctuations based upon changes in the exchange rates of foreign currencies in relation to the United States dollar. In the future, we expect to engage in international sales denominated in both the United States dollar and in foreign currencies. An increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations and, when appropriate, may use economic hedging techniques in the future to minimize the effect of these fluctuations, we can make no assurances that exchange rate fluctuations will not adversely affect our financial results in the future. Through December 31, 2001, the Company had not engaged in foreign currency hedging activities.

Fixed Income Investments

At December 31, 2001, we had an investment portfolio of fixed income securities, including those classified as cash equivalents, of $95.7 million compared to $153.7 million at December 31, 2000. Our exposure to financial market risk, including changes in interest rates, relates primarily to our investment portfolio. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. This exposure is limited by the establishment and strict monitoring of compliance with our investment policy which provides for investments in fixed income securities with maturities not exceeding 18 months. This policy also establishes credit quality standards and limits investment exposure to any one issuer. We do not invest in any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the relatively short-term nature of our available-for-sale investment portfolio.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since we will file a definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 5, 2002, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Executive Officers

The following table sets forth certain information regarding our executive officers as of March 1, 2002:

Name	Age	Office(s)
Monte Zweben	38	Chairman and Chief Executive Officer
Michael Borman	46	President and Chief Operating Officer
Robert E. Cell	33	Chief Financial Officer
Rebecca Deyo	52	Vice President, Product Development and Services

Monte Zweben has served as our Chairman and Chief Executive Officer since June 1998. From November 1997 to June 1998, Mr. Zweben was an Entrepreneur in Residence at Matrix Partners and Institutional Venture Partners, two venture capital firms. From October 1996 to November 1997, Mr. Zweben was Vice President and General Manager at PeopleSoft, Inc., a provider of enterprise applications. From 1992 to December 1996, Mr. Zweben was Chairman, President and Chief Executive Officer of Red Pepper Software Company. From September 1986 to December 1992, Mr. Zweben was the Deputy Branch Chief of the NASA Ames Research Center’s Artificial Intelligence Branch. Mr. Zweben serves on the Board of Directors of Advent Software, Inc. Mr. Zweben has a master’s degree in computer science from Stanford University and a bachelor’s degree in computer science and industrial management from Carnegie-Mellon University.

Michael Borman has served as our President and Chief Operating Officer since October 2001. From 1977 until October 2001, Mr. Borman served in various management roles at International Business Machines Corporation, including Vice President of Worldwide Sales and Web Servers; Vice President and General Manager of the RS/6000 Server Product Line; and General Manager for the Midwestern Area. Mr. Borman has a master’s degree in business administration from the Kellogg School at Northwestern University and a bachelor’s degree in computer science from the University of Illinois.

Robert E. Cell has served as our Chief Financial Officer since January 2002. From March 2000 to January 2002, Mr. Cell served as our Vice President of Corporate Development. From November 1997 to March 2000, Mr. Cell served in various management positions at Kellogg Company, including Vice President, Corporate Development and Vice President, General Manager of Lender’s, a division of Kellogg. From March 1996 to November 1997, Mr. Cell served in various management positions at Deloitte & Touche LLP, an accounting firm, including Managing Director of Deloitte & Touche’s Great Lakes Corporate Finance practice. Mr. Cell is a certified public accountant, and has a master’s degree in business administration with High Distinction from the University of Michigan and a bachelor’s degree of science in industrial and operations engineering.

Rebecca Deyo has served as our Vice President of Product Development and Services since October 2001. From January 2001 to October 2001, Ms. Deyo was our Vice President of Technical Support. From March 1999 to January 2001, Ms. Deyo served in various management positions at Oracle Corporation, including Director of West Area Applications Support for the Rocky Mountain Support Center and Senior Manager of Central Applications Support and Business Operations for the AOL Rocky Mountain Support Center. From

March 1997 to March 1999, Ms. Deyo was Director of Client Care Call Center for Gateway Technical Support at Gateway, Inc. From June 1981 to March 1997, Ms. Deyo served in various positions at Digital Equipment Corporation, including Client Services Manager for Connectivity and Computing Services. Ms. Deyo has a master’s degree in business administration from the University of Denver and a bachelor’s degree from Arizona State University, and has served as an adjunct faculty member of Regis and Webster Universities, both in Colorado Springs.

(b)  The information required by this Item is incorporated by reference to the section entitled “Election of Directors” in the Proxy Statement.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the section entitled “Executive Compensation” in the Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the section entitled “Certain Transactions” in the Proxy Statement.

PART IV

ITEM	14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Report:

1.	Financial Statements

Independent Auditors’ Report

Consolidated Financial Statements:

Balance Sheets

Statements of Operations

Statements of Stockholders’ Equity and Comprehensive Loss

Statements of Cash Flows

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts
(In thousands)

Description	Balance at beginning of period	Additions charged to costs and expenses	Write-offs	Balance at end of period
Year ended December 31, 1999
Allowance for doubtful accounts	$—	$225	$—	$225

Year ended December 31, 2000
Allowance for doubtful accounts	$225	$2,695	$2,067	$853

Year ended December 31, 2001
Allowance for doubtful accounts	$853	$1,410	$1,752	$511

3.	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)

3.2	Amended and Restated Bylaws of the Registrant. (2)

4.1	Specimen Stock Certificate. (3)

10.1	2000 Equity Incentive Plan, as amended. (4)

10.2	2000 Employee Stock Purchase Plan, as amended. (4)

10.3	2000 Non-Employee Directors’ Stock Option Plan. (3)

10.4	Commercial Office Lease Agreement by and between Peninsula Office Park Associates, L.P. and Registrant, as amended. (3)

10.5	Agreement and Plan of Merger by and between the Registrant and Blue Martini LLC dated January 12, 1999. (3)

Exhibit Number	Description
10.10	Investor Rights Agreement by and between the Registrant and certain investors of the Registrant dated July 20, 1999. (3)

10.11	Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers. (3)

10.12	License and Marketing Agreement by and between the Registrant and Neuron Data, Inc., now Blaze Software, Inc., dated March 31, 1999, as amended. (3)

10.15	Blue Martini Software Training Facility Agreement between the Registrant and Diversified Computer Consultants of California, Inc., dated March 1, 2000. (3)

10.16	Master Lease Agreement between the Registrant and Comdisco, Inc., dated December 6, 1999. (3)

10.17	First Amendment to Lease between Peninsula Office Park Associates, L.P., and Registrant, dated May 12, 1999. (5)

10.18	Second Amendment to Lease between Peninsula Office Park Associates, L.P., and Registrant, dated August 5, 1999. (5)

10.19	Third Amendment to Lease between Peninsula Office Park Associates, L.P., and Registrant, dated January 11, 2000. (5)

10.20	Sublease between Virage, Inc. and Registrant, dated August 15, 2000. (5)

10.21	Blue Martini Software Training Facility Agreement between Diversified Computer Consultants, LLC and Registrant, dated September 13, 2000. (5)

10.22	Agreement by and between the Registrant and Laurent Pacalin. (4)

10.23	Agreement by and between the Registrant and Jeanne Urich. (4)

10.24	Fourth Amendment to Lease between Peninsula Office Park Associates, L.P., and Registrant, dated December 20, 2000. (4)

10.25	Fifth Amendment to Lease between Peninsula Office Park Associates, L.P., and Registrant, dated February 16, 2001. (4)

10.26	First Amendment to the Sublease between Virage, Inc. and Registrant dated December 1, 2000. (4)

10.27	Amendment to the License and Marketing Agreement by and between the Registrant and Neuron Data, Inc., now Blaze Software, Inc., dated December 22, 2000. †(4)

10.28	Lease Agreement between 411 Borel LLC and Registrant, dated February 5, 2001. (4)

10.29	Agreement by and between the Registrant and Michael Borman. (6)

10.30	Agreement by and between the Registrant and Robert Cell. (6)

23.1	Consent of KPMG LLP, Independent Auditors. (6)

24.1	Power of Attorney is contained on the signature pages.

†	Confidential treatment requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Filed under same Exhibit number in the Registrant’s Form 10-Q for the six-month period ended June 30, 2000, and incorporated herein by reference.

(2)	Filed under same Exhibit number in the Registrant’s Registration Statement on Form S-8 (No. 333-55374), and incorporated herein by reference.

(3)	Filed under same Exhibit number in the Registrant’s Registration Statement on Form S-1 (No. 333-36062), as amended, and incorporated herein by reference.

(4)	Filed under same Exhibit number in the Registrant’s Form 10-K for the twelve-month period ended December 31, 2000, and incorporated herein by reference.

(5)	Filed under same Exhibit number in the Registrant’s Form 10-Q for the nine-month period ended September 30, 2000, and incorporated herein by reference.

(6)	Filed herewith.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of 2001.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Blue Martini Software, Inc.:

We have audited the accompanying consolidated balance sheets of Blue Martini Software, Inc. and subsidiaries as of December 31, 2000 and 2001 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Martini Software, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year-period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/	KPMG LLP

Mountain View, California
January 22, 2002

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2000	2001
Assets
Current assets:
Cash and cash equivalents, including restricted cash of $3,543 and $2,399 in 2000 and 2001, respectively	$40,101	$12,945
Short-term investments	62,183	82,739
Accounts receivable, net of allowance for doubtful accounts of $853 and $511 in 2000 and 2001, respectively	12,584	5,558
Prepaid expenses and other current assets	6,942	4,185

Total current assets	121,810	105,427
Property and equipment, net	8,713	4,654
Long-term investments	51,402	—
Intangible assets and other, net	17,899	12,340

Total assets	$199,824	$122,421

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,434	$1,848
Accrued employee compensation	9,411	6,354
Other current liabilities	14,233	6,110
Accrued restructuring charges	—	476
Deferred revenues	15,249	5,061
Current portion of capital lease obligations	209	110

Total current liabilities	43,536	19,959
Capital lease obligations, less current portion	117	—

Total liabilities	43,653	19,959

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 500,000 shares authorized; 68,964 shares and 68,414 shares issued and outstanding at December 31, 2000 and 2001, respectively	69	68
Additional paid-in-capital	260,943	253,946
Deferred stock compensation	(30,580)	(8,000)
Accumulated other comprehensive income	282	595
Accumulated deficit	(74,543)	(144,147)

Total stockholders’ equity	156,171	102,462

Total liabilities and stockholders’ equity	$199,824	$122,421

See accompanying notes to consolidated financial statements.

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	1999	2000	2001
Revenues:
License	$7,205	$42,650	$20,438
Service	4,027	31,601	37,056

Total revenues	11,232	74,251	57,494

Cost of revenues:
License	719	3,754	4,122
Service	5,480	41,868	38,671

Total cost of revenues	6,199	45,622	42,793

Gross profit	5,033	28,629	14,701

Operating expenses:
Sales and marketing	7,736	52,961	48,643
Research and development	7,076	21,277	20,048
General and administrative	1,348	21,223	15,775
Restructuring charges	—	—	6,257

Total operating expenses	16,160	95,461	90,723

Loss from operations	(11,127)	(66,832)	(76,022)
Interest income and other, net	253	4,745	6,418

Net loss	$(10,874)	$(62,087)	$(69,604)

Basic and diluted net loss per common share	$(0.47)	$(1.52)	$(1.09)

Shares used in computing basic and diluted net loss per common share	22,964	40,870	63,970

See accompanying notes to consolidated financial statements.

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
Years Ended December 31, 1999, 2000 and 2001
(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Stock Compen- sation	Accumulated Other Comprehensive Income	Accum- ulated Deficit	Total Stock- holders Equity	Compre- hensive Loss
	Shares	Amount	Shares	Amount
Balances, December 31, 1998	1,116	$1	30,253	$30	$3,563	$(1,695)	$—	$(1,582)	$317	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(10,874)	(10,874)	$(10,874)

Total comprehensive loss										$(10,874)

Issuance of common stock	—	—	24	—	6	—	—	—	6
Issuance of common stock for employee stock option exercises	—	—	1,676	2	203	—	—	—	205
Repurchases of common stock	—	—	(542)	(1)	(6)	—	—	—	(7)
Issuance of series B convertible preferred stock	2,631	3	—	—	4,997	—	—	—	5,000
Issuance of series C convertible preferred stock	2,077	2	—	—	12,448	—	—	—	12,450
Deferred compensation relating to stock option grants	—	—	—	—	10,382	(10,382)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	3,151	—	—	3,151
Non-employee stock-based compensation	—	—	—	—	47	—	—	—	47

Balances, December 31, 1999	5,824	6	31,411	31	31,640	(8,926)	—	(12,456)	10,295
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(62,087)	(62,087)	$(62,087)
Net unrealized gain in investments	—	—	—	—	—	—	282	—	282	282

Total comprehensive loss										$(61,805)

Issuance of common stock	—	—	66	—	100	—	—	—	100
Issuance of common stock for employee stock option exercises	—	—	5,714	6	4,649	—	—	—	4,655
Repurchases of common stock	—	—	(149)	—	(92)	—	—	—	(92)
Issuance of common stock in conjunction with initial public offering, net of offerings costs of $14,049	—	—	8,625	9	158,432	—	—	—	158,441
Conversion of convertible preferred stock to common stock	(5,824)	(6)	23,297	23	(17)	—	—	—	—
Deferred compensation relating to stock option grants	—	—	—	—	50,602	(50,602)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	28,948	—	—	28,948
Non-employee stock-based compensation	—	—	—	—	1,621	—	—	—	1,621
Issuance of common stock warrant in connection with marketing agreement	—	—	—	—	13,832	—	—	—	13,832
Issuance of common stock warrant in connection with lease finance arrangement	—	—	—	—	176	—	—	—	176

Balances, December 31, 2000	—	—	68,964	69	260,943	(30,580)	282	(74,543)	156,171
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(69,604)	(69,604)	$(69,604)
Net foreign currency translation gain	—	—	—	—	—	—	178	—	178	178
Net unrealized gain in investments	—	—	—	—	—	—	135	—	135	135

Total comprehensive loss										$(69,291)

Issuance of common stock for employee stock option exercises	—	—	217	—	282	—	—	—	282
Issuance of common stock for employee stock purchase plan	—	—	888	1	3,448	—	—	—	3,449
Repurchases of common stock	—	—	(1,897)	(2)	(325)	—	—	—	(327)
Deferred compensation relating to issuance of common stock to an executive	—	—	242	—	271	(271)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	11,888	—	—	11,888
Forfeiture of stock options	—	—	—	—	(10,963)	10,963	—	—	—
Non-employee stock-based compensation	—	—	—	—	126	—	—	—	126
Modification of common stock warrant issued in connection with marketing agreement	—	—	—	—	164	—	—	—	164

Balances, December 31, 2001	—	$—	68,414	$68	$253,946	$(8,000)	$595	$(144,147)	$102,462

See accompanying notes to consolidated financial statements.

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	1999	2000	2001
Cash flows from operating activities:
Net loss	$(10,874)	$(62,087)	$(69,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	788	4,269	9,435
Stock-based compensation	3,198	30,569	12,014
Amortization of deferred marketing expense	—	2,306	3,472
Provision for doubtful accounts	225	2,695	1,410
Non-cash restructuring charges	—	—	2,107
Impairment of property and equipment	—	—	638
Changes in operating assets and liabilities:
Accounts receivable	(3,744)	(11,630)	5,794
Prepaid expenses and other assets	(811)	(6,116)	2,770
Accounts payable, accrued employee compensation and other current liabilities	5,286	18,302	(9,516)
Deferred revenues	3,447	11,672	(10,188)

Net cash used in operating activities	(2,485)	(10,020)	(51,668)

Cash flows from investing activities:
Purchases of property and equipment	(3,108)	(9,613)	(5,407)
Purchase of intangible assets	—	(1,750)	(4,250)
Purchases of available-for-sale investments	(2,562)	(116,570)	(143,427)
Maturities of available-for-sale investments	—	5,489	174,408

Net cash provided by (used in) investing activities	(5,670)	(122,444)	21,324

Cash flows from financing activities:
Net proceeds from issuance of convertible preferred stock	17,450	—	—
Net proceeds from issuance of common stock	211	4,755	3,731
Repurchases of common stock	(7)	(92)	(327)
Net proceeds from initial public offering of common stock	—	158,441	—
Proceeds from bank borrowings	750	—	—
Repayment of debt and capital lease obligations	(148)	(901)	(216)

Net cash provided by financing activities	18,256	162,203	3,188

Net increase (decrease) in cash and cash equivalents	10,101	29,739	(27,156)
Cash and cash equivalents, beginning of year	261	10,362	40,101

Cash and cash equivalents, end of year	$10,362	$40,101	$12,945

Supplemental disclosures of noncash investing and financing activities:
Property and equipment acquired under capital lease obligations	$305	$265	$—

Acquisition of intangible assets on short-term installment plan	$—	$4,250	$—

Deferred stock compensation, net of forfeitures	$10,382	$50,602	$(10,692)

Warrants issued in connection with lease financing and marketing arrangement	$—	$14,008	$164

See accompanying notes to consolidated financial statements.

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 1999, 2000 and 2001

1.  The Company

Blue Martini Software, Inc. (the “Company”) provides customer relationship management, or CRM, enterprise software and services that help companies market and sell more profitably. The Blue Martini integrated product suite comprises four applications, Marketing, Commerce, Channels, and Service, built around catalog and content management and integrated analytics. The Company also offers two industry-specific solutions, Blue Martini Manufacturing and Blue Martini Retail. The Company’s applications can be used individually or integrated as a complete business suite for managing online catalogs, content, transactions, analysis and personalization.

Blue Martini LLC, a Delaware limited liability company, was founded on June 5, 1998. On January 12, 1999, Blue Martini LLC merged into Blue Martini Software, Inc., a Delaware corporation, with Blue Martini Software, Inc. being the surviving entity. The Company conducted the initial public offering of its stock in July 2000 (see Initial Public Offering in Note 10).

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company derives its revenues from licenses of its software suite of applications and the sale of professional services, technical support and training services. These license arrangements, which do not provide for right of return, are primarily perpetual licenses. The Company sells its suite of applications primarily through a direct sales force.

The Company recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, and generally recognizes revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable. The Company defines each of the four criteria above as follows:

Persuasive evidence of an arrangement exists.    It is the Company’s policy to have a written contract, which is signed by both the customer and the Company.

Delivery has occurred.    The Company’s software is electronically delivered to the customer. Delivery is deemed to have occurred upon notification to the customer of a user ID and password for download of the

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

software from a secure FTP server. If undelivered products or services exist in an arrangement that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered.

The fee is fixed or determinable.    The Company’s policy is to not provide customers the right to refund any portion of its license fees. The Company may agree to payment terms with a foreign customer based on local customary payment terms. Arrangement fees that are due at least 80% within one year or less are considered fixed and determinable. If an arrangement fee is not considered fixed or determined, revenue is recognized as payments become due.

Collectibility is probable.    Collectibility is assessed on a customer-by-customer basis. Customers are subjected to a credit review process, which evaluates the customers’ financial positions and ultimately their ability to pay. If it is determined from the outset of an arrangement that collectibility is not probable based upon the Company’s credit review process, revenue is recognized on a cash-collected basis.

The Company allocates revenue on software arrangements involving multiple elements to each element based on the relative fair value of each element. The Company’s determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. The Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenue to maintenance and technical support services, professional services and training components of its perpetual license arrangements. The Company sells its professional services and training separately, and has established VSOE on this basis. VSOE for maintenance and technical support is determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9. Fees for maintenance and technical support are deferred and recognized ratably over the term of the support period.

The Company’s professional services generally are not essential to the functionality of the software. The Company’s suite of applications is fully functional upon delivery and implementation and does not require any significant modification or alteration. Customers purchase these professional services to facilitate the adoption of the Company’s technology and dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately and independently from professional services, which are generally billed on a time-and-materials or milestone-achieved basis. The Company generally recognizes revenue from professional services as the services are performed. Revenues are adjusted to their expected realization based on ongoing assessments throughout the duration of each engagement.

Cost of license revenue consists primarily of royalties paid to third parties for licensing of technology and amortization of purchased technology.

Cost of service revenues consist primarily of salaries and other personnel-related expenses, amortization of deferred stock compensation, costs of services provided by third party consultants engaged by the Company, allocated overhead costs (including facilities, information systems, and other corporate infrastructure costs), and depreciation of equipment used to provide consulting services, technical support and training.

Deferred revenues generally result from the following: deferred technical support, cash received for professional services not yet rendered and license revenues deferred relating to arrangements where the Company

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

has received cash and is required to deliver either unspecified additional products or specified upgrades for which the Company does not have VSOE.

Cash, Cash Equivalents and Short and Long-Term Investments

The Company considers all highly liquid investments with remaining maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds, commercial paper and various deposit accounts. Cash equivalents are recorded at cost, which approximates fair value.

At December 31, 2001 and 2000, cash in the amounts of $2,399,000 and $3,543,000, respectively, had been pledged and is held in trust as security for letters of credit.

The Company’s investments are classified as “available-for-sale” and are carried at fair value based on quoted market prices. These investments consist of corporate obligations that included commercial paper, corporate bonds and notes, U.S. treasury securities, US government agency securities and asset-backed securities. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on the specific identification basis. The Company has the intent to maintain a liquid portfolio and has the ability to redeem its investments at their carrying amounts. Therefore, all investments at December 31, 2001 have been classified as short-term. At December 31, 2000, investments with original maturities greater than twelve months were classified as long-term because it was the Company’s intent to hold those investments for one year or more.

The Company reviews its investments in marketable securities on a regular basis to determine whether or not each security has experienced an other-than-temporary decline in fair value. The Company considers the security issuer’s cash position, earnings/revenue outlook, stock price performance over the prior six-month period, liquidity and management/ownership, among other things, in our review. If the Company concludes that an other-than-temporary decline exists in its marketable equity securities, the Company writes down the investment to the market value and records the related write-down as an investment loss on its consolidated statement of operations. To date the Company has not recorded any such investment losses.

The objective of the Company’s investment policy is preservation of the value of its fixed income investment portfolio while maintaining adequate financial liquidity. The Company invests in high-quality fixed-income investment securities with maturities of 18 months or less.

Concentration of Credit Risk

The Company places its cash, cash equivalents and investments with financial institutions with high credit ratings. The Company’s accounts receivable are derived from licenses and services provided to customers principally in North America, Europe and Asia. The Company performs ongoing evaluations of its customers’ financial condition and generally requires no collateral from its customers on accounts receivable. The Company maintains allowances for estimated credit losses based on management’s assessment of the likelihood of collection. Revenues and accounts receivable from significant customers are summarized in Note 12.

Property and Equipment

Property and equipment are recorded at cost. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets. Depreciation of computer equipment

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

is provided for over estimated useful lives ranging from 18 to 36 months, while furniture and office equipment are depreciated over estimated useful lives of 36 to 60 months. Leasehold improvements and assets recorded under capital leases are amortized over the estimated useful lives of the assets or the lease term, whichever is shorter, and range from 36 to 60 months.

Software Development Costs

Development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized, subject to recoverability. Technology feasibility is established upon the completion of an integrated working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have not been significant. Accordingly, the Company has charged all costs to research and development expense in the period incurred.

Included in intangible assets and other in the accompanying consolidated balance sheet at December 31, 2000 and 2001 are rights to certain software licenses and patents purchased in December 2000. Amortization of this intangible asset, to cost of revenues, is on the basis of the greater of (1) the ratio of current-period product revenue to anticipated total product revenue for the product, or (2) the straight-line basis over the estimated product life of three years. The Company reviews the amortization period for the technology whenever events or circumstances indicate the estimated life has changed.

Impairment of Long-lived Assets

The Company’s long-lived assets consist primarily of property and equipment. The Company evaluates its long-lived assets to determine whether any impairment of these assets has occurred whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In making such determination, the Company considers factors such as significant changes in the business climate and projected undiscounted cash flows from the respective asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets held for sale or disposal are carried at fair value less costs of sale or disposal.

Advertising

The Company expenses advertising costs as incurred. Advertising costs included in sales and marketing expense in the accompanying consolidated statements of operations for 2001, 2000, and 1999 were $2,174,000, $7,590,000 and $722,000, respectively. In 2001 and 2000, advertising agency fees and production costs in the amounts of $560,000 and $1,342,000, respectively, were paid to a firm whose chairman and chief creative officer is also a member of the Company’s board of directors. The amount of such fees and costs paid or incurred in 1999 was not significant. In 2001 and 2000, the Company reimbursed this firm for third-party direct advertising placement fees of approximately $4,480,000 and $6,963,000, respectively.

Income Taxes

The Company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period the change is enacted. A valuation allowance is established to reduce deferred tax assets to an amount whose realization is more likely than not.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” Statement of Financial Accounting Standard (“SFAS”) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” and SFAS Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

Under APB No. 25, compensation expense for stock options is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity investment. Compensation expense for the issuance of common stock is based on the difference between fair value of the Company’s stock on the date of issuance and the issuance price. The pro forma disclosures of the difference between compensation expense included in net loss and the related cost measured by the fair value method are presented in the Stock-Based Compensation section in Note 10.

The Company accounts for equity instruments issued to non-employees using the fair value method in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Equity instruments issued to non-employees that are fully vested and non-forfeitable are measured at fair value at the issuance date and expensed in the period over which the benefit is expected to be received. Equity instruments issued to non-employees that are either unvested or forfeitable, where counter-party performance is required for the equity instrument to be earned, are measured initially at fair value and subsequently adjusted for changes in fair value until the earlier of: 1) the date at which a commitment for performance by the counter-party to earn the equity instrument is reached or 2) the date at which the counter-party’s performance is complete.

Foreign Currency

During 2000 and 2001, the Company established various foreign subsidiaries. The financial statements of foreign subsidiaries are measured using the local currency of the subsidiary as the functional currency. Accordingly, assets and liabilities of the subsidiaries are translated at current rates of exchange at the balance sheet date and all revenue and expense items are translated using weighted-average exchange rates. The resultant gains or losses from translation at December 31, 2001 and 2000 were $178,000 and $0, respectively.

Foreign transaction gains and losses are included in interest income and other, net, and to date, have not been material.

At December 31, 2001 and 2000, the Company did not hold any foreign currency derivative instruments.

Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes unrealized gains and losses on available-for-sale investments and foreign currency translation adjustment gains (losses).

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Net Loss Per Common Share

Basic net loss per common share is computed using the weighted-average number of outstanding shares of common stock during the period, excluding shares of restricted stock subject to repurchase. Dilutive net loss per common share is computed using the weighted-average number of common shares outstanding during the period and, when dilutive, potential common shares from options and warrants to purchase common stock and common stock subject to repurchase, using the treasury stock method, and from convertible preferred stock, using the “if-converted” method. Potential common shares consist of convertible preferred stock, unvested restricted common stock, stock options and warrants.

The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive (in thousands):

	December 31,
	1999	2000	2001
Shares issuable under stock options	4,248	8,674	14,214
Shares of restricted stock subject to repurchase	6,981	8,056	2,414
Shares issuable pursuant to warrants	—	2,445	2,528
Shares of convertible preferred stock on an “as-if-converted” basis	23,297	—	—

The weighted-average exercise price of stock options was $4.81, $8.86, and $0.21, at December 31, 2001, 2000, and 1999, respectively. The weighted-average purchase price of restricted stock was $0.48, $0.50 and $0.04 at December 31, 2001, 2000 and 1999, respectively. The average exercise price of outstanding warrants was $1.30 and $4.94 at December 31, 2001 and 2000, respectively.

The weighted-average number of shares of restricted stock subject to repurchase for 2001, 2000, and 1999 were 4,775,000, 9,034,000, and 7,387,000 respectively.

Recent Accounting Pronouncements

In June 1998 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for changes in the values of those derivatives depends on the intended use of the derivatives and whether they qualify for hedge accounting. The Company adopted the provisions of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, as of January 2001. The Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the adoption of the new standards did not affect the Company’s consolidated financial statements.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations”, which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. The Company adopted the provisions of SFAS No. 141 as of July 1, 2001. The adoption of this new standard did not affect the Company’s consolidated financial statements.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested at least

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

annually for impairment. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company adopted the provisions of SFAS No. 142 as of January 1, 2002. The adoption of this new standard did not affect the Company’s consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required and plans to adopt the provisions of SFAS No. 143 as of January of 2003. The Company does not expect the adoption of this new standard to affect its consolidated financial statements.

In October 2001, the FASB issued SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, it retains many of the fundamental provisions of that Statement. SFAS No.144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. However, it retains the requirement in APB Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company adopted the provisions of SFAS No. 144 as of January 1, 2002. The adoption of this new standard did not affect the Company’s consolidated financial statements.

In November 2001, the FASB issued Topic D-103, “Income Statement Characterization of Reimbursements Received for ‘out-of-pocket’ Expense Incurred”, whereby the FASB concluded that reimbursements received for “out-of-pocket” expenses should be characterized as revenue in the income statement. The Company adopted the conclusion of Topic D-103 as of January 1, 2002. In 2001, these expenses totaled $2,420,000, and were included in cost of services.

In November 2001, the Emerging Issues Task Forces (“EITF”) reached a consensus on Issue 1(a) of EITF No. 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees.” Issue 1(a) of EITF No. 00-18 addresses the presentation of fully vested, non-forfeitable equity instruments on the balance sheet, and concluded that an asset should be recognized for the exchange of such an instrument rather than displayed as contra-equity. The Company has reclassified such instruments as assets in the Company’s consolidated financial statements at December 31, 2001 and 2000. This reclassification amounted to $11,526,000, net of accumulated amortization, as of December 31, 2000, and increased intangible assets and other, net, total assets, and stockholders’ equity.

Reclassifications

The Company adopted the presentation standard of Issue 1(a) of EITF No. 00-18, discussed above, and reclassified the deferred marketing expense component of deferred stock compensation to intangible assets and other, net, as of December 31, 2000. This reclassification increased intangible assets and other, net, total assets and stockholders’ equity by $11,526,000.

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

3.  Short- and Long-Term Investments

The following is a summary of our short- and long-term investments (in thousands):

	December 31, 2000
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term Investments:
Corporate obligations	$49,163	$21	$(8)	$49,176
US treasury and government agency securities	1,508	9	—	1,517
Asset-backed securities	11,468	22	—	11,490

	62,139	52	(8)	62,183

Long-term Investments:
Corporate obligations	44,206	180	—	44,386
US treasury and government agency securities	6,958	58	—	7,016

	51,164	238	—	51,402

	$113,303	$290	$(8)	$113,585

	December 31, 2001
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term Investments:
Corporate obligations	$59,216	$339	$(58)	$59,497
US treasury and government agency securities	15,564	71	(1)	15,634
Asset-backed securities	7,542	66	—	7,608

	$82,322	$476	$(59)	$82,739

The Company has the intent to maintain a liquid portfolio and has the ability to redeem its investments at their carrying amounts. Therefore, all investments at December 31, 2001 have been classified as short-term. At December 31, 2000, investments with original maturities greater than twelve months were classified as long-term because it was the Company’s intent to hold those investment for one year or more. Realized gains and losses from the sales of short-term and long-term investments for the years 2001, 2000, and 1999 were not material.

4.  Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	December 31,
	2000	2001
Accounts receivable	$13,437	$5,528
Unbilled receivables	—	541

	13,437	6,069
Allowance for doubtful accounts	(853)	(511)

	$12,584	$5,558

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

5.  Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2000	2001
Computer equipment	$11,637	$11,013
Furniture and office equipment	1,358	1,820
Leasehold improvements	440	1,570

	13,435	14,403
Less accumulated depreciation and amortization	4,722	9,749

	$8,713	$4,654

Equipment held under capital leases totaled $633,000 as of both December 31, 2001 and 2000. Accumulated amortization for equipment under capital leases totaled $518,000 and $301,000 as of December 31, 2001 and 2000, respectively.

During 2001, the Company evaluated the future usage of its computer network infrastructure in light of current operating activities. Management committed to plans of disposal for certain of these assets, and accordingly, classified these assets as held-for-disposal and recorded an impairment loss of $638,000. This amount is not included in the restructuring charges in 2001, but has been allocated to the expense categories in the consolidated statement of operations according to the functional department of the underlying asset. Depreciation of these assets has ceased and it is expected that the assets will be disposed of in 2002.

6.  Intangible Assets and Other, net

Intangible assets and other, net consisted of the following (in thousands):

	December 31,
	2000	2001
Purchased software licenses and patents	$6,000	$6,000
Deferred marketing expense	13,832	13,996
Other	716	465

	20,548	20,461
Less accumulated amortization	(2,649)	(8,121)

	$17,899	$12,340

Stock-based deferred marketing expense relates to the exchange of a common stock warrant issued in connection with a marketing agreement in April 2000. This stock-based deferred marketing expense was remeasured in September 2001 in connection with the amendment of this marketing agreement which resulted in an increase of $164,000 in the fair value of the warrant (see Warrants section in Note 10).

7.  Accrued Employee Compensation

Included in accrued employee compensation expense at December 31, 2001 is the accrual of hiring bonuses, performance bonuses, and relocation costs for employees. This amount also includes, in connection with the

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

employment agreement for one executive officer of the Company, reimbursement of costs related to agreements with a former employer, amounting to $2,059,000. This amount has been accrued for as of December 31, 2001. Certain of these agreements require the executive to repay to the Company all or a portion of certain of these amounts, should the executive’s employment terminate under certain conditions prior to a period set forth in the agreement.

In determining the amount of the accrual and the period or periods in which to allocate the costs, the Company considers the ability of the executive to repay, the costs of litigation, and the potential for a negative impact to future business should the Company enforce the repayment provisions of the employment agreement. If, after evaluation of the preceding considerations, the Company believes that it is probable that a compensation cost would not be collected and that amount is estimable, the Company will charge the cost to expense in the period initially incurred. If it is determined that a portion of the cost could be collected from the executive, the cost is charged to expense over the period in which the obligation by the employee lapses.

8.  Restructuring Charges

In March 2001, the Company initiated cost-saving actions resulting in recognition of a $2,107,000 restructuring charge. This charge included $1,329,000 for the cancellation of facility leases, $647,000 for severance payments and related charges to employees involuntarily terminated and $131,000 for the write-down of certain operating assets to be disposed of. These restructuring actions resulted in the termination of approximately 70 employees. Asset write-downs were recorded for the net book value of operating assets consisting principally of personal computer equipment that were abandoned during the quarter ended March 31, 2001 as a result of the staff reductions. All cash restructuring payments under this action have been paid as of December 31, 2001.

In July 2001, the Company announced and began to implement a supplemental restructuring plan designed to reduce costs and preserve cash. The supplemental restructuring plan consisted of terminating approximately 130 employees, canceling or vacating certain facility leases as a result of those employee terminations, writing off the unamortized costs of abandoned assets, and canceling contracts that were not critical to the Company’s core business strategy. The total cost of these actions resulted in a restructuring charge of $4,150,000 during the quarter ended September 30, 2001. Of the restructuring charge, approximately $1,035,000 related to employee severance, $1,748,000 related to lease cancellations, and $1,367,000 related to asset write-downs representing the net book value of personal computer equipment and leasehold improvements abandoned as a result of the staff reductions. Through December 31, 2001, the supplemental restructuring plan had resulted in total cash payments of approximately $2,322,000 under this action. The Company anticipates paying restructuring related costs of approximately $476,000 in 2002.

The following table summarizes the activity related to the cost saving actions implemented in March 2001 and the supplemental restructuring implemented in July 2001 (in thousands):

	Accrued at December 31, 2000	Total Expense	Non-cash Charges	Cash Payments	Accrued at December 31, 2001
Lease cancellations	$—	$3,077	$—	$(2,619)	$458
Severance and related charges	—	1,682	(133)	(1,531)	18
Asset write-downs	—	1,498	(1,498)	—	—

	$—	$6,257	$(1,631)	$(4,150)	$476

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

On January 17, 2002, the Company took an additional action to preserve cash and reduce cost. The restructuring consisted of terminating approximately 30 employees. The total cost of the action will result in a restructuring charge of $750,000 to $800,000 during the quarter ended March 31, 2002 resulting from severance payments to employees. The restructuring cost associated with fixed asset write-offs is not expected to be material.

9.  Commitments and Contingencies

Lease Commitments

The Company leases certain facilities, including its corporate headquarters, under operating leases. Rent expense for 2001, 2000, and 1999 was $7,013,000, $3,973,000, and $434,000, respectively.

Future minimum lease payments as of December 31, 2001 are as follows (in thousands):

Year Ending December 31,	Capital Leases	Operating Leases
2002	$123	$3,595
2003	—	3,292
2004	—	3,332
2005	—	2,912
2006	—	964
Thereafter	—	—

Total	123	$14,095

Less amount representing interest	13

Present value of capital lease obligations	110
Less current portion	110

Long-term portion	$—

Letters of Credit

The Company obtained letters of credit from financial institutions totaling $2,181,000 and $3,543,000 as of December 31, 2001 and 2000, in lieu of security deposits for leased office space. No amounts have been drawn against the letters of credit. The Company pledged $2,399,000 and $3,543,000 as of December 31, 2001 and 2000, respectively, of cash equivalents held in trust as security for the letters of credit representing 110% and 100% of the letters of credit amounts as of December 31, 2001 and 2000.

Royalties

The Company licenses technologies from third party software providers that are incorporated into our product. Under the terms of these license agreements, which expire at various dates up to June 2007, the Company pays royalties at various rates and amounts, generally based on unit sales or revenues. Royalty expense was $4,290,000, $3,840,000 and $761,000 for 2001, 2000 and 1999, respectively. Such costs are included in the cost of license revenues (for new licenses sold) and in cost of service revenues (for maintenance contracts sold).

Legal Actions

The Company is engaged in certain legal actions related to the stock allocation practices of the underwriters of the Company’s initial public offering. The Company believes that it has adequate legal defenses and that the

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

ultimate outcome of these actions will not have a material adverse effect on its financial position and results of operations.

10.  Stockholders’ Equity

Common Stock

Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors subject to the rights of holders of all classes of stock having priority rights as to dividends. No cash dividends have been declared or paid through December 31, 2001.

Common Stock Splits

In February 2000 and April 2000, respectively, the Company’s Board of Directors and stockholders approved a two-for-one stock split, effected in the form of a stock dividend. All common share and per common share information presented in these consolidated financial statements has been adjusted to reflect these common stock splits.

Initial Public Offering

On July 28, 2000, the Company closed its initial public offering of 8,625,000 shares of its common stock, which included 1,125,000 shares issued in connection with the exercise of the underwriters’ overallotment, at $20 per share. Net proceeds of the offering were approximately $158,432,000, after deducting underwriter discounts, commissions and other offering expenses. Simultaneously with the closing of the initial public offering, all 5,824,317 shares of the Company’s convertible preferred stock were automatically converted into 23,297,268 shares of common stock.

Warrants

In January 2000, the Company granted a fully exercisable warrant to purchase 45,000 shares of common stock at an exercise price of $1.50 per share in connection with an equipment lease agreement. This warrant was outstanding as of December 31, 2000 and 2001 and expires 10 years after issuance. The fair value of the warrants was $176,000, calculated based upon the Black-Scholes option pricing model using $25.00 as the fair value of the underlying common stock and the following assumptions: no dividends; contractual life of 10 years; risk-free interest rate of 6.6%; and expected volatility of 75%. This amount was fully amortized over the one-year lease term in 2000.

In April 2000, the Company entered into a non-exclusive marketing and business development agreement with a systems integrator to promote and market Blue Martini’s products in Europe, the Middle East and Africa. As part of this marketing agreement, the Company issued a warrant to purchase 2,400,000 shares of common stock at an exercise price of $5.00 per share. The warrant is fully vested and non-forfeitable, and is exercisable at the end of eight years and can be exercised sooner upon the achievement of performance milestones during the four-year term of the marketing agreement. The fair value of this warrant, based on an independent valuation using the Black-Scholes option pricing model, was $13,832,000, and was recorded as stock-based deferred marketing expense and was being amortized using the straight-line method over four years. The warrant valuation assumed a risk-free interest rate of 6.2%, expected volatility of 80%, no dividends and a contractual life of eight years.

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

In September 2001, in connection with amendment of the agreement, the Company and the systems integrator agreed to a modification of the warrant that reduced the exercise price to $0.78 per share (the market value of the Company’s common stock at the date), covering the 2,100,000 unexercisable shares then remaining. (The terms of the 300,000 then-exercisable shares remain unchanged.) As a result of this modification, the Company recorded an addition of $164,000 to stock-based deferred marketing expense and additional paid-in capital that represents the incremental fair value of the modified warrant as compared to the value of the original warrant immediately before the modification. The incremental value of the warrant and the remaining book value of original warrant will be amortized over the remaining three-year term of the marketing agreement, as amended, and is included as a non-cash component of sales and marketing expense in our consolidated statement of operations. The incremental value of the warrant was based on an independent valuation using the Black-Scholes option pricing model, assuming a risk-free interest rate of 4.2%, expected volatility of 100%, no dividends and contractual life of 6.5 years for both the modified warrant and the original warrant. This warrant representing 2,400,000 shares was outstanding as of December 31, 2000 and 2001.

In March 2001, the Company entered into an executive search agreement. As part of this agreement, the Company issued a warrant to purchase 83,000 shares common stock at an exercise price of $1.10 per share. This warrant was outstanding as of December 31, 2001. The warrant is fully vested and non-forfeitable, and is exercisable at the end of five years and can be exercised at the end of the first year upon the occurrence of certain events. The fair value of this warrant was $70,000 and was charged to general and administrative expense in the accompanying consolidated statement of operations. The fair value was determined using a Black-Scholes model that assumed a risk-free interest rate of 4.2%, expected volatility of 100%, no dividends and a contractual life of five years.

Stock Plans

2000 Equity Incentive Plan

In April 2000, the Company’s board of directors approved the Equity Incentive Plan, an amendment and restatement of the 1998 Equity Incentive Plan (“Incentive Plan”). The Company is authorized to issue up to 30,000,000 shares in connection with the Incentive Plan to employees and consultants. For a period of ten years commencing on January 1, 2001, the share reserve will increase automatically each January 1st by the greater of 5% of the Company’s “diluted shares outstanding” (as defined by the plan), or the number of shares granted under the Incentive Plan during the prior twelve-month period. All options available for grant under the 1998 Plan were transferred to the 2000 Plan on its effective date and have substantially the same terms. The Incentive Plan provides for the issuance of stock purchase rights, common stock, incentive stock options or nonstatutory stock options. At December 31, 2001, a total of 12,805,000 shares were available for future issuance under the Incentive Plan.

The stock purchase rights are subject to a restricted stock purchase agreement whereby the Company has the right to repurchase the stock upon the voluntary or involuntary termination of the purchaser’s employment from the Company at the original issuance price. The Company’s repurchase right lapses at a rate determined by the board of directors, but at a minimum rate of 25% per year. As of December 31, 2001, approximately 2,414,133 shares of common stock had been issued to employees upon the exercise of unvested options, which are subject to repurchase, at a weighted-average repurchase price of $0.48 per share.

Under the Incentive Plan, the exercise price for incentive stock options is at least 100% of the stock’s fair market value on the date of grant for employees owning 10% or less of the voting power of all classes of stock, and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For nonstatutory stock options, the exercise price is at least 85% of the

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

stock’s fair market value on the date of grant for employees owning 10% or less of the voting power of all classes of stock, and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock.

The Incentive Plan is administered by the board of directors, which has the authority to designate participants and to determine the number and type of options to be granted, the time at which options are exercisable, the method of payment, and any other terms or conditions of the options. Options generally have a term of 10 years and become exercisable immediately, and vest at 25% upon completion of one year of service from the vesting commencement date and ratably over the next 36 months.

2000 Non-employee Directors’ Stock Option Plan

In April 2000, the Company’s board of directors approved the 2000 Non-employee Directors’ Stock Option Plan (“Directors’ Plan”) under which 300,000 common shares were reserved for issuance. For a period of ten years commencing on January 1, 2001, the share reserve will increase automatically each January 1st by the greater of 0.25% of the Company’s “diluted shares outstanding” (as defined by the plan) or the number of shares granted under the Directors’ Plan during the prior twelve-month period. As of December 31, 2001, the Company has issued 70,000 shares and a total of 352,410 shares were available for future issuance under the Directors’ Plan.

Option activity under the Incentive and Directors’ Plans was as follows (in thousands, except per share amounts):

	Year Ended December 31,
	1999		2000		2001
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	—	$—	4,248	$0.21	8,674	$8.86
Granted	6,316	0.19	10,503	7.91	10,795	3.40
Exercised	(1,676)	0.13	(5,714)	0.81	(217)	4.72
Canceled	(392)	0.16	(363)	5.63	(5,038)	8.90

Outstanding, end of year	4,248	$0.21	8,674	$8.86	14,214	$4.81

Exercisable, end of year	10	$0.13	7,093	$5.71	5,591	$5.40

Weighted-average fair value of options granted with exercise prices equal to fair value at date of grant	—	$—	2,006	$22.37	10,795	$2.70
Weighted-average fair value of options granted with exercise price less than fair value at date of grant	6,316	$1.68	8,497	$4.49	—	$—

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information about stock options as of December 31, 2001 (option amounts in thousands):

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.13	80	7.55	$0.13	80	$0.13
$0.25-$1.10	1,647	9.64	1.02	145	0.25
$1.50-$2.18	7,517	9.03	1.70	2,794	1.54
$2.50-$3.55	465	9.01	2.88	185	2.69
$4.03-$6.00	906	8.37	5.81	821	6.00
$6.19-$9.00	1,462	8.74	8.54	792	8.95
$9.56-$13.25	1,415	8.90	11.07	444	11.98
$15.25-$20.00	247	8.66	18.70	198	19.56
$25.81-$38.00	422	8.87	28.79	115	29.10
$42.75-$47.25	53	8.71	45.98	17	46.01

	14,214		$4.81	5,591	$5.40

2000 Employee Stock Purchase Plan

In April 2000, the Company’s board of directors approved the 2000 Employee Stock Purchase Plan under which 4,000,000 shares have been reserved for issuance. For a period of ten years commencing on January 1, 2001, the share reserve will increase automatically each January 1st by the greater of 2.5% of the Company’s “diluted shares outstanding” (as defined by the plan) or the number of shares granted under the Employee Stock Purchase Plan during the prior twelve-month period. The 2000 Employee Stock Purchase Plan contains successive six-month offering periods and the share price of stock purchased under the plan is 85% of the lower of the fair value of the common stock either at the beginning or the end of the period. As of December 31, 2001, 887,885 shares had been issued under this plan and $723,000 of employee contributions were included in other accrued liabilities at such date.

Stock-Based Compensation

During 1999 and 2000, the Company issued options to certain employees under the Incentive Plan with exercise prices below the amount subsequently determined to be the fair value of the common stock at the date of grant for financial reporting purposes. No options with exercise prices below the fair values of the common stock at the date of grant were issued in 2001. In accordance with the requirements of APB No. 25, the Company has recorded deferred stock compensation for the differences between the exercise price of the options and the subsequently deemed fair value of the Company’s stock at the date of grant. The Company recorded deferred stock compensation of $50,602,000 and $10,382,000 for 2000 and 1999, respectively. The deferred stock compensation is being amortized to expense over the period during which the options vest, generally four years using a method consistent with FASB Interpretation No. 28 (“FIN 28”). Under the FIN 28 method, each vested tranche of options is accounted for as a separate option grant awarded for past service. Accordingly, the compensation expense is recognized over the period during which the services have been provided. During 2001, the Company also recorded $10,963,000 against deferred stock compensation related to the forfeiture of unvested stock options of terminated employees; such forfeiture amounts were not material in 2000 and 1999.

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

In November 2001, the Company issued 242,000 shares of unrestricted common stock to an executive under the Incentive Plan. At the date of issuance, the Company recorded deferred stock compensation of $271,000, which is being amortized over a two-year period using a method consistent with FIN 28. In 2001, $100,000 of this amount was amortized to sales and marketing expenses.

For 2001, 2000, and 1999, the Company granted 20,000, 172,000 and 90,000 immediately vested and exercisable common stock options to non-employees, respectively, and recorded related stock-based compensation of $56,000, $1,621,000, and $47,000, respectively. The recorded amounts reflect the fair value of these stock options at their respective grant dates, calculated based upon the Black-Scholes option pricing model using the fair values of the underlying common stock on the grant dates and the following weighted-average assumptions: no dividends; contractual life of 10 years; risk-free interest rate of 5.0%, 6.0%, and 6.0%, for 2001, 2000, and 1999, respectively; and, expected volatility of 100%, 75%, and 75% for 2001, 2000, and 1999, respectively.

In November, 2001, the Company also granted 83,000 immediately vested common stock warrants to non-employees and recorded related stock-based compensation of $70,000 (see Warrants section in Note 10).

The net amortization of deferred stock compensation, and the stock-based compensation expense associated with immediately vested stock options and warrants granted to non-employees is summarized in the table below. The amounts reported for the following items in the accompanying consolidated statement of operations are net of adjustment for accelerated deferred stock compensation amortization previously recognized for terminated employees (in thousands):

	Year Ended December 31,
	1999	2000	2001
Cost of revenues	$436	$7,192	$3,732
Sales and marketing	1,398	6,999	1,982
Research and development	1,088	6,606	1,425
General and administrative	276	9,772	4,875

	$3,198	$30,569	$12,014

The adjustment for accelerated amortization of deferred stock compensation previously recognized for terminated employees decreased our cost of revenues by $631,000, sales and marketing expense by $1,865,000, research and development expense by $1,944,000, and general and administrative expense by $2,483,000 for 2001. The impact of the adjustment for accelerated deferred stock compensation amortization previously recognized for terminated employees was insignificant for 2000 and 1999.

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Had stock-based compensation cost been determined based on the fair value at the grant date for the awards for 1999, 2000 and 2001, the Company’s net loss would have been as follows (in thousands, except per share amounts):

	Year Ended December 31,
	1999	2000	2001
Net loss:
As reported	$(10,874)	$(62,087)	$(69,604)

Pro forma	$(10,918)	$(78,020)	$(84,178)

Basic and diluted net loss per common share:
As reported	$(0.47)	$(1.52)	$(1.09)

Pro forma	$(0.48)	$(1.91)	$(1.32)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with no expected dividends and using the following assumptions: expected three-and-half-year lives for all options issued through December 31, 2000, and expected four-year lives for all options issued in 2001; zero expected volatility for all options issued through the filing of our registration statement on Form S-1 with the Securities and Exchange Commission on May 2, 2000, 100% expected volatility for the remainder of 2000 and for 2001; and average risk-free interest rate of 4.4%, 6.6%, and 5.7% for the years 2001, 2000, and 1999, respectively. Under SFAS No. 123, the weighted-average fair values of options granted were $2.70, $7.90, and $1.68, for 2001, 2000, and 1999, respectively.

Under SFAS No. 123, the weighted-average fair values of common stock purchase rights (per-share) granted under the 2000 Employee Stock Purchase Plan were $0.15 and $11.39 for 2001 and 2000, respectively. The fair value of stock purchased under the Employee Stock Purchase Plan was estimated on the dates of grant using the Black-Scholes option-pricing model with no expected dividends and using the following assumptions: expected lives of six months to two years; 100% expected volatility for 2001 and 2000; and average risk-free interest rate of 2.54% and 5.92% for the years 2001 and 2000, respectively.

11.  Income Taxes

The differences between the income tax expense (benefit) computed at the federal statutory rate and the Company’s tax provision is as follows (in thousands):

	Year Ended December 31,
	1999	2000	2001
Federal tax at statutory rate	$(3,697)	$(21,730)	$(24,362)
Net operating losses not benefited	2,485	10,697	18,461
Deferred compensation	1,071	10,642	5,376
Other	141	391	525

	$—	$—	$—

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The individual components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2000	2001
Deferred tax assets:
Accruals and reserves	$4,312	$1,805
Net operating loss carryforwards	8,734	30,406
Credit carryforwards	1,970	3,844
Other	485	1,730

Total deferred tax assets	15,501	37,785
Less valuation allowance	(15,501)	(37,785)

Net deferred tax assets	$—	$—

Management has established a valuation allowance for the portion of deferred tax assets for which realization is uncertain. The net change in the total valuation allowance for 2001, 2000, and 1999 were increases of $22,284,000, $11,787,000 and $3,662,000, respectively.

Gross deferred tax assets for net operating loss carryforwards as of December 31, 2001 include approximately $138,000 relating to the exercise of stock options, which is subject to a full valuation allowance. Upon reversal of this valuation allowance, the tax benefit thus realized will be credited to stockholders’ equity.

The Company has net operating loss carryforwards for federal and California income tax purposes of approximately $73,504,000 and $52,942,000, respectively, available to reduce future income subject to income taxes. The Company can carryforward the net operating loss arising from the Subchapter C corporation period, which began January 12, 1999. For the period the Company operated as a limited liability company, the Company has elected to be treated as a partnership for tax purposes. Therefore net operating losses incurred as a flow-through entity prior to January 12, 1999 are not available to reduce future income subject to income taxes. The Company recorded no net deferred tax assets or liabilities at the date of the change in tax status as the gross deferred tax assets existing at that date were fully offset by a valuation allowance.

The federal net operating loss carryforwards will expire in 2019 through 2021. The California net operating loss carryforwards will expire in 2007 through 2011.

As of December 31, 2001, the Company had research and other credit carryforwards for federal and California income tax purposes of approximately $2,229,000 and $1,615,000, respectively available to reduce future income taxes. The federal credits expire beginning in 2019; the California credit may be carried forward indefinitely.

The Tax Reform Act of 1986 imposes restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” as defined by the Internal Revenue Code. The Company’s ability to utilize its net operating loss and tax credit carryforwards is subject to restriction pursuant to these provisions.

12.  Geographic, Segment Reporting, and Significant Customer Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the manner in which public companies report information about operating segments in annual and

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

The Company’s chief operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product for purposes of making operating decisions and assessing financial performance. For 2001 and 2000, revenues derived from customers outside the United States, principally in Europe, Asia and Canada, represented 27% and 19% of consolidated revenues, respectively; from inception through December 31, 1999, the Company had no significant foreign operations. On this basis, the Company is organized and operates in a single segment: the design, development and marketing of software solutions.

Disaggregated information by major product is as follows (in thousands):

	Year Ended December 31,
	1999	2000	2001
Revenues:
License	$7,205	$42,650	$20,438
Service:
Consulting and training	3,664	26,519	25,999
Maintenance	363	5,082	11,057

	$11,232	$74,251	$57,494

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Europe and Asia Pacific. Information regarding the Company’s revenues in different geographic regions is as follows:

	Year Ended December 31,
	1999	2000	2001
Revenues:
North America	100%	86%	76%
Europe	—	13%	22%
Asia	—	1%	2%

	100%	100%	100%

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Information regarding the Company’s revenues in different countries is as follows (in thousands):

	Year Ended December 31,
	1999	2000	2001
Revenues:
United States	$11,232	$60,468	$42,850
United Kingdom	—	2,105	6,479
Netherlands	—	2,410	2,845
Other foreign countries	—	9,268	5,320

	$11,232	$74,251	$57,494

The Company’s long-lived assets residing in countries other than in the United States are insignificant and thus have not been disclosed.

Significant customer information is as follows: For 2001 and 2000, no individual customer accounted for more than 10% of consolidated revenues. For 1999, three customers individually accounted for 19%, 19% and 10% of the Company’s consolidated revenues. At December 31, 2001, no individual customer accounted for more than 10% of net accounts receivable outstanding. At December 31, 2000, the receivable balance from one customer represented 11% of net accounts receivable outstanding. At December 31, 1999, receivable balances from three customers accounted for 30%, 12% and 10% of net accounts receivable outstanding.

During 2001, 2000, and 1999, one of the Company’s directors was also on the board of directors of one of the Company’s customers. This customer accounted for less than 1% of Company revenues for each of 2001 and 2000, and 19% of Company revenues in 1999.

During 2001, a customer for which another of the Company’s directors serves as an executive officer accounted for approximately 1% of revenues in 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2002.

BLUE MARTINI SOFTWARE, INC.

By:	/s/ MONTE ZWEBEN
Monte Zweben Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Monte Zweben and Robert E. Cell, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by ours said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MONTE ZWEBEN Monte Zweben	Chairman and Chief Executive Officer (Principal Executive Officer)	March 29, 2002

/s/ ROBERT E. CELL Robert E. Cell	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2002

/s/ ANDREW W. VERHALEN Andrew W. Verhalen	Director	March 29, 2002

/s/ EDWARD H. VICK Edward H. Vick	Director	March 29, 2002

/s/ WILLIAM F. ZUENDT William F. Zuendt	Director	March 29, 2002