Form 10-Q
period 2002-03-31
BLUE MARTINI SOFTWARE INC
filed 2002-05-08
CIK 1077814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly	report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

OR

☐ Transition	report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-30925

BLUE MARTINI SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3319751
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2600 Campus Drive
San Mateo, California 94403
(Address of principal executive offices)

Telephone Number (650) 356-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒  No  ☐

As of April 29, 2002 there were approximately 73,992,000 shares of the registrant’s common stock outstanding.

BLUE MARTINI SOFTWARE, INC.

BLUE MARTINI SOFTWARE, INC.

Condensed Consolidated Balance Sheets
(In thousands, except per share data)

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents, including restricted cash of $7,068 in 2002 and $2,399 in 2001	$20,183	$12,945
Short-term investments	68,684	84,554
Accounts receivable, net	4,930	5,558
Prepaid expenses and other current assets	1,943	2,370

Total current assets	95,740	105,427
Property and equipment, net	3,573	4,654
Intangible assets and other, net	11,174	12,340

Total assets	$110,487	$122,421

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$1,176	1,848
Accrued employee compensation	6,423	6,354
Other current liabilities	4,755	6,696
Deferred revenues	4,242	5,061

Total current liabilities	16,596	19,959
Stockholders’ equity:
Common stock, $0.001 par value, authorized 5,000 shares, issued
and outstanding 69,384 shares in 2002 and 68,964 shares in 2001	249,904	254,014
Deferred stock compensation	(4,624)	(8,000)
Accumulated other comprehensive income	12	595
Accumulated deficit	(151,401)	(144,147)

Total stockholders’ equity	93,891	102,462

Total liabilities and stockholders’ equity	$110,487	$122,421

See accompanying notes to condensed consolidated financial statements.

BLUE MARTINI SOFTWARE, INC.

Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Revenues:
License	$1,029	$8,023
Service	7,480	13,372

Total revenues	8,509	21,395
Cost of revenues:
License	621	1,179
Service*	5,222	13,146

Total cost of revenues	5,843	14,325

Gross profit	2,666	7,070

Operating expenses:
Sales and marketing*	6,931	15,518
Research and development*	3,545	6,203
General and administrative*	1,636	4,116
Amortization of deferred stock compensation	(2,018)	7,038
Restructuring charges	703	2,107

Total operating expenses	10,797	34,982

Loss from operations	(8,131)	(27,912)
Interest income and other, net	877	2,207

Net loss	$(7,254)	$(25,705)

Basic and diluted net loss per common share	$(0.11)	$(0.41)

Shares used in computing basic and diluted net loss per common share	66,940	62,110

*	Amounts exclude amortization of deferred stock compensation as follows:
Cost of service revenues: $58 in 2002 and $1,612 in 2001
Sales and marketing: $(476) in 2002 and $1,369 in 2001
Research and development: $204 in 2002 and $1,188 in 2001
General and administrative: $(1,804) in 2002 and $2,869 in 2001

See accompanying notes to condensed consolidated financial statements.

BLUE MARTINI SOFTWARE, INC.

Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Operating activities:
Net loss	$(7,254)	$(25,705)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation of property and equipment and amortization of intangible and other assets	2,294	3,040
Amortization of deferred stock compensation	(2,018)	7,038
Non-cash restructuring charges	—	2,107
Changes in operating assets and liabilities:
Accounts receivable	628	1,886
Prepaid expenses and other current assets	427	(769)
Accounts payable, accrued employee compensation and
other current liabilities	(2,515)	(3,177)
Deferred revenues	(819)	(4,729)

Net cash used in operating activities	(9,257)	(20,309)

Cash flows from investing activities:
Purchases of property and equipment	(75)	(2,898)
Purchase of intangible assets	—	(4,250)
Sales and maturities of short-term investments	35,721	66,107
Purchases of short-term investments	(20,404)	(50,733)

Net cash provided by investing activities	15,242	8,226

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,328	3,111
Repurchases of common stock	(44)	(41)
Other	(31)	(41)

Net cash provided by financing activities	1,253	3,029

Net increase (decrease) in cash and cash equivalents	7,238	(9,054)
Cash and cash equivalents at beginning of period	12,945	40,101

Cash and cash equivalents at end of period	$20,183	$31,047

See accompanying notes to condensed consolidated financial statements.

BLUE MARTINI SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-months period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire year ended December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information refer to the consolidated financial statements and notes thereto included in the Blue Martini Software, Inc. (“Blue Martini” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2001.

Reclassifications

The 2001 financial information has been reclassified to conform to the 2002 presentation in three respects: (1) revenues and cost of revenues have been reclassified in accordance with EITF Topic D-103, to reflect certain out-of-pocket expenses reimbursed by customers as revenues versus an offset to the related expense. The impact was an increase to both service revenues and cost of service revenues of $866,000 for the three months ended March 31, 2001; (2) amortization of deferred stock compensation, previously included in cost of revenues, sales and marketing, research and development, and general and administrative expenses, is now presented as a separate line item as part of operating expenses; and (3) accrued interest receivable related to short-term investments, previously reported as part of other current assets, has been reclassified and is now reported as part of short-term investments. The impact of reclassification of accrued interest receivables at December 31, 2001 was $1,815,000.

Note 2.  Restructuring Charges

In January 2002, the Company implemented a restructuring plan to preserve cash and reduce costs. The restructuring consisted of terminating approximately 30 employees. The action resulted in a net restructuring charge of $703,000 in the quarter ended March 31, 2002 related to severance payments to terminated employees. The following table summarized the January 2002 restructuring charge and activities related to accrued restructuring charges (in thousands):

	Accrued at December 31, 2001	Expense	Cash Payments	Accrued at March 31, 2002
Lease cancellations	$458	$(83)	$(375)	$—
Severance and related charges	18	786	(804)	—

	$476	$703	$(1,179)	$—

Note 3.  Comprehensive Loss

The comprehensive loss was $(7,837) and $(25,214) for the three months ended March 31, 2002 and 2001, respectively. The difference between net loss and comprehensive loss is primarily due to unrealized gain or loss on available-for-sale investments.

BLUE MARTINI SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

Note 4.  Net Loss Per Common Share

The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2002	2001
Shares issuable under stock options	11,229	11,083
Shares of restricted stock subject to repurchase	1,877	7,116
Shares issuable pursuant to warrants	2,528	2,445

Note 5.  Recent Accounting Pronouncements

The Company adopted as of January 1, 2002 the provisions of SFAS No.142,“Goodwill and Other Intangible Assets.” The adoption of this new standard did not affect the Company’s consolidated financial statements. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested at least annually for impairment and that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and periodically reviewed for impairment.

The Company adopted as of January 1, 2002 the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The adoption of this new standard did not affect the Company’s consolidated financial statements. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

The Company adopted as of January 1, 2002 the provisions of EITF Topic D-103, “Income Statement Characterization of Reimbursements Received for out-of-pocket Expense Incurred.” The impact of adoption of EITF Topic D-103 was an increase to both revenues and costs of revenues by the amounts of reimbursable out-of pocket expenses for all periods presented. See Note 1 “Reclassifications.”

Note 6.  Contingency

The Company is engaged in certain legal actions initiated in 2001 related to the stock allocation practices of the underwriters of the Company’s initial public offering. The Company believes that it has adequate legal defenses and that the ultimate outcome of these actions will not have a material adverse effect on its financial position and results of operations.

Note 7.  Subsequent Events

On April 16, 2002, the Company announced the acquisition of Cybrant Corporation, a provider of configuration, pricing, quoting, guided selling and solution design applications in a stock for stock transaction. Under the terms of the acquisition agreement, the Company issued approximately 4.5 million shares of its common stock to purchase all of Cybrant Corporation’s stock.

The purchase price is approximately $8 million, comprising the shares issued and costs related to the transaction and minimal exit activities. The purchase price will be allocated to assets and liabilities acquired, based on a valuation analysis which the Company will complete in the second quarter of 2002.

On May 3, 2002, Blue Martini was notified that a shareholder’s derivative complaint was to be filed in Superior Court of the State of California, County of San Mateo, under the caption Richard D. Yager, derivatively on behalf of Blue Martini Software, Inc., v. Zweben et al. The complaint provided to the Company purports to be

BLUE MARTINI SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

filed on behalf of Blue Martini, names as defendants Blue Martini (as a nominal defendant), certain Blue Martini officers and directors, and Goldman Sachs, the managing underwriter of Blue Martini’s initial public offering, or IPO. The complaint alleges that the defendants breached fiduciary and other duties, were negligent, and were unjustly enriched because the IPO price of Blue Martini’s stock allegedly was set too low. The plaintiff seeks unspecified monetary damages and other relief. Similar complaints have been filed in California state Courts against other public companies that conducted IPOs of their common stock in the late 1990s and early 2000s. The Company believes that the lawsuit is without merit and intends to defend against it vigorously. The Company believes that the ultimate outcome of this action will not have a material adverse effect on its financial position and results of operations.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Blue Martini Software, Inc. (the “Company”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “can,” “may,” “believe,” “designated to,” “will,” “expect,” “plan,” “anticipate,” “estimate,” “potential,” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date thereof, and the Company assumes no obligation to update any forward-looking statement or risk factors.

Overview

We compete in the Customer Relationship Management, or CRM market and provide enterprise software applications and services that enable companies to market and sell more profitably. Our revenues are derived from the licensing of our application suite and the sale of related services. The license agreement for our application suite typically provides for an initial fee to use the software in perpetuity. Service revenues are principally derived from consulting services, technical support and training. Our maintenance agreements entitle customers to receive software updates, maintenance releases and technical support and typically have a one-year term. Maintenance is typically payable in advance. Consulting services and training are typically sold on a time-and-materials basis.

We market our application suite primarily through a direct sales force with support from resellers. We also engage in alliances with systems integrators and technology vendors to assist us in marketing and selling our application suite and related services. A majority of our customers use systems integrators to implement our product, and systems integrators are a significant influence in our customers’ purchasing decisions. We primarily target our products to the manufacturing and retail industries but have also delivered solutions to customers in a wide range of industries, including education, energy, healthcare, pharmaceuticals and telecommunications. As of March 31, 2002, we had licensed our application suite to over 100 customers worldwide.

While our revenues to date have been derived principally from customers in the United States, international revenues accounted for 24% of our revenues for the three months ended March 31, 2002. We believe international revenues will represent a significant portion of our total revenues in the future but may fluctuate as a percentage of revenues in the near term. Although we have a limited operating history, our quarterly operating results have experienced seasonal fluctuations in the past. Quarterly results fluctuate based on several factors, including our customers’ fiscal year, budgeting cycles, sales incentive plans, slow summer purchasing patterns and general economic conditions in markets where we conduct business.

To date, we have derived a significant portion of our revenues from a small number of customers. No single customer accounted for more than 10% of our total revenues for the three months ended March 31, 2002. While we do not anticipate that any one customer will represent more than 10% of total revenues in 2002, we do expect that a limited number of customers will continue to account for a substantial portion of our license revenues in a given quarter. The loss of a major potential customer or the delay or cancellation of anticipated significant license contracts would adversely affect our revenues and operating results in a particular quarterly period. Failure to obtain a significant number of new customers or additional orders from existing customers in any period would adversely affect our business and operating results.

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

Recent Developments

On April 16, 2002, we announced the acquisition of Cybrant Corporation, a provider of configuration, pricing, quoting, guided selling and solution design applications in an all-stock deal. Under the terms of the acquisition agreement, the Company issued approximately 4.5 million shares of its common stock to purchase all of Cybrant Corporation’s stock.

The purchase price is approximately $8 million, comprising the shares issued and costs related to the transaction and minimal exit activities. The purchase price will be allocated to assets and liabilities acquired, based on a valuation analysis which the Company will complete in the second quarter of 2002. The Company’s financial statements as of and for the quarter ended March 31, 2002 do not reflect the impact of the acquisition of Cybrant. The operating results of Cybrant will be included with the Company’s results beginning with the date of acquisition. We expect that the impact of the Cybrant acquisition will include (1) charges for in-process research and development expenses in the second quarter of 2002, (2) increases to operating costs and expenses beginning in the second quarter of 2002, reflecting the additional personnel and activities from the Cybrant acquisition as well as integration activities in the second quarter of 2002, (3) additional deferred stock compensation and resulting amortization, (4) recording of amortizable intangible assets and related amortization, and (5) potentially recording of non-amortizable intangible assets including goodwill

Results of Operations

Revenues

License.    License revenues decreased to $1.0 million for the three months ended March 31, 2002 from $8.0 million for the three months ended March 31, 2001 due to a decrease in the number of transactions recognized and in the average size of license transactions.

We believe that the decrease in licenses to new customers is due in part to the global economic conditions that developed in 2001 and continue today. These economic conditions have resulted in decreased information technology spending by companies in our target markets; in particular, in 2001 we experienced an increase in the average length of our sales cycles and a marked decrease in the average size of license transactions as compared to 2000. These large sales cycles continued into 2002. We believe that the decrease in average size of license transactions is due partly to our offering of CPU-based pricing, as CPU-based license transactions are generally smaller in size than enterprise transactions while offering greater possibility for follow-on licensing, and partly to competitive pricing pressure. During 2002, the future direction of the overall domestic and global economies will have a significant impact on our overall performance; in view of that, we anticipate that our license revenues will remain depressed for the second quarter and then trend upwards.

Service.    Service revenues decreased to $7.5 million for the three months ended March 31, 2002 from $13.4 million for the three months ended March 31, 2001. The decrease was primarily due to a sequential reduction in the number of license contracts signed in the preceding quarters, which resulted in a decrease in the number of customers under consulting service engagements and customer maintenance agreements, as well as a decrease in training revenues. We expect that our service revenues will continue to fluctuate. During 2001 and the quarter ended March 31, 2002, we experienced pricing pressures caused in part by rate reductions by many system integrators and other third-party service providers as well as our competing vendors. We expect these pricing pressures to continue.

The Company adopted the provisions of EITF Topic D-103 as of January 1, 2002. The Company is now reporting reimbursements received for out-of-pocket expenses as service revenues for all periods presented. This reclassification amounted to $866,000 for the quarter ended March 31, 2001, and increased both service revenues and cost of service revenues for the period.

Cost of Revenues

License.    Cost of license revenues consists of royalties payable to third parties and amortization of purchased intangibles for software that is either embedded in or bundled with our products. Cost of license revenues decreased to $621,000 for the three months ended March 31, 2002 from $1.2 million for the three months ended March 31, 2001. These amounts represented 60% and 15% of license revenues for the three months ended March 31, 2002 and 2001, respectively. The decrease in cost of license revenues in absolute dollar terms was due to the reduction in license revenues resulting in decreased royalties payable to third parties. The increase in terms of percentage of license revenues is due to the fixed amortization of purchased intangibles.Our cost of licenses, when expressed in absolute dollar terms, will be impacted by our license revenues. To the extent license revenues increase (or decrease), we expect cost of license revenues to increase (or decrease) in absolute dollars but to decline (increase) as a percentage of license revenues as a result of relatively fixed amortization of purchased intangibles.

Service.    Cost of service revenues consists primarily of salaries and other personnel-related expenses, costs of services provided by third party consultants engaged by the company, allocated overhead costs, and depreciation of equipment used to provide consulting services, technical support and training. Allocated overhead costs for costs of services and other expense categories include facilities, information systems, and other corporate infrastructure costs. Cost of service revenues decreased to $5.2 million for the three months ended March 31, 2002 from $13.1 million for the three months ended March 31, 2001. These amounts represented 70% and 98% of service revenues for the three months ended March 31, 2002 and 2001, respectively. The decrease in absolute dollars was primarily due to the reduction in force and other cost-saving actions implemented in March 2001, July 2001 and January 2002. Because our cost of service revenues are relatively fixed, our cost of services, when expressed as a percentage of related service revenues, may fluctuate in the near term, based primarily our related service revenues. We expect cost of service revenues to increase in the second quarter of 2002, reflecting the additional personnel and activities related to the Cybrant acquisition.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions, and other personnel-related expenses associated with our direct sales and marketing personnel, allocated overhead costs, and costs of marketing programs including trade shows, advertisements, promotional activities and media events. Sales and marketing expenses decreased to $6.9 million for the three months ended March 31, 2002 from $15.5 million for the same period in 2001. The decrease was primarily due to lower spending on marketing and advertising programs, and lower personnel related expenses resulting from our reduction in force and other cost-saving actions implemented in 2001 and January 2002. Sales and marketing expenses differ from one another in that marketing expense, which consists primarily of personnel-related expenses, marketing programs, and travel expenses, generally does not vary significantly based on our license revenues. Sales expense, which has a relatively larger commission component, does vary based on our license revenues, while remaining relatively fixed as a percentage of those revenues. We expect sales and marketing expenses to increase in the second quarter of 2002, reflecting the additional personnel and activities related to the Cybrant acquisition.

Research and Development.    Research and development expenses consist primarily of salaries and other personnel-related expenses for engineering personnel, allocated overhead costs, costs of contractors, and depreciation of equipment used in the development of our software products. To date, all costs related to the development of our software have been expensed as incurred.

Research and development expenses decreased to $3.5 million for the three months ended March 31, 2002 from $6.2 million for the same period in 2001. The decrease was primarily due to a decrease in personnel-related expenses resulting from reduction in force and other cost-saving actions implemented in 2001 and January 2002. The Company continues to invest in the research and development of our products, recognizing the importance of maintaining our competitive advantage; research and development expenses increased as a percent of total costs and expenses in the three months ended March 31, 2002, as compared to the same period in 2001, although in dollar terms such expenses decreased. We expect research and development expenses to increase in the second quarter of 2002, reflecting the additional personnel and activities related to the Cybrant acquisition.

General and Administrative.    General and administrative expenses include costs associated with our finance, human resources, legal, and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, provision for doubtful accounts, equipment depreciation, and allocated overhead costs. General and administrative expenses decreased to $1.6 million for the three months ended March 31, 2002 from $4.1 million for the same period in 2001. The decrease was primarily due to the reduction in force and other cost-saving actions implemented in 2001 and January 2002, which resulted in a decrease in expenses for administrative personnel and related activities. We expect general and administrative expenses to increase in the second quarter of 2002, reflecting integration activities related to the Cybrant acquisition.

Restructuring Charges.    In January 2002, the Company implemented a restructuring plan to preserve cash and reduce costs. The restructuring consisted of terminating approximately 30 employees. The action resulted in a net restructuring charge of $703,000 in the quarter ended March 31, 2002 related to severance payments to terminated employees.

Amortization of Deferred Stock Compensation.    Net amortization of deferred stock compensation expense resulted in a credit of $2.0 million for the three months ended March 31, 2002 as compared to a charge of $7.0 million for the three months ended March 31, 2001. The credit was the result of the effects of forfeitures of unvested stock options and the corresponding adjustment of the amortization of deferred stock compensation that was amortized on an accelerated basis. Net amortization of deferred stock compensation consists of the amortization of deferred stock compensation using the accelerated method, net of an adjustment for terminated employees during the quarter that reverses previously recognized expenses calculated on the accelerated method and records the expense on the straight-line method. This adjustment resulted in a credit of $3.6 million and $0.4 million for the three months ended March 31, 2002 and 2001, respectively.

At March 31, 2002, the unamortized deferred stock compensation balance was $4.6 million. This amount will be amortized through 2004.

Interest Income and Other, Net

Interest income and other, net consists primarily of interest income from cash, cash equivalents and available-for-sale short-term investments. Interest income and other, net decreased to $877,000 for the three months ended March 31, 2002 from $2.2 million for the three months ended March 31, 2001. The decrease was due primarily to lower interest rates as well as lower balances of cash, cash equivalents and short-term investments during the quarter ended March 31, 2002. We expect interest income to decrease as the amount of cash and cash equivalents available for investment decreases as cash is used in operations. In addition, due to current prevailing interest rates, reinvestment of maturing marketable securities is expected to generate lower interest income.

Liquidity and Capital Resources

As of March 31, 2002, cash and cash equivalents and short-term investments totaled $88.9 million, compared to $97.5 million as of December 31, 2001. Net cash used in operating activities was $9.3 million in the three months ended March 31, 2002, of which $8.1 million was used for on going operations, and $1.2 million was used for payments for restructuring activities. The net cash used in operating activities was primarily attributable to net losses and a decrease in current liabilities partially offset by other working capital changes. For the three months ended in March 31, 2001, net cash used in operating activities was $20.3 million.

For the first three months of 2002, net cash provided from investing activities was $15.2 million primarily due to maturities of our available-for-sale investments portfolio. For the first three months of 2001, net cash provided by investing activities was $8.2 million principally due to maturities of our available-for-sale investments portfolio, partially offset by purchase of intangible assets and property and equipment. The cash outlay associated with non-recurring payments relating to the acquisition of Cybrant Corporation is expected to be approximately $2.5 million in the second quarter of 2002. The cash outlay includes payments of capital lease obligations assumed in the acquisition, the minimal exit cost and the transaction costs.

Net cash provided by financing activities was $1.3 million for the three months ended March 31, 2002 and $3.0 million for the comparable period in 2001. The cash provided by financing activities for both periods was principally related to proceeds from shares issued under our employee stock plans.

Our liquidity, capital resources and results of operations in any period could be impacted by the exercise of outstanding stock options and warrants and issuance of our common stock under employee stock purchase plan. Further, our per share results of operations could also be impacted by the increased number of outstanding shares. However, we cannot predict the timing or amount of proceeds from the exercise of these securities, if they are exercised at all.

We expect that for the foreseeable future, our operating expenses and planned capital expenditures will constitute a significant use of our cash balances. In addition, we may use cash to fund acquisitions or invest in other businesses, technologies or product lines. We currently anticipate that our existing cash and investments will be sufficient to meet our presently anticipated working capital, capital expenditure and our operating requirements for at least the next 12 months.Either within this time period or at some future date, we may seek to raise additional funds through public or private debt or equity financing. There can be no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders. If adequate funds are not available on acceptable terms, we would have to accept financing on terms we view as unreasonable or that are dilutive to our stockholders, or to cease operations. If we were to seek additional financing today, we do not believe it would be available on reasonable terms.

The existence or even the anticipation of an uncertain economic environment by potential customers in the markets in which we operate has affected the demand for our applications, caused pricing pressures for our products, increased customer requests for extended payment terms, and substantially reduced our sales activity during 2001 and the first quarter of 2002, and may continue to do so in future periods, which could in turn affect our liquidity.

Contingent Matters

Refer to Notes 6 and 7 of the Notes to Condensed Consolidated Financial Statements for a discussion of legal contingencies.

Recent Accounting Pronouncements

The Company adopted as of January 1, 2002 the provisions of SFAS No.142, “Goodwill and Other Intangible Assets.” The adoption of this new standard did not affect the Company’s consolidated financial statements. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested at least annually for impairment and that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and periodically reviewed for impairment.

The Company adopted as of January 1, 2002 the provisions of SFAS No.144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The adoption of this new standard did not affect the Company’s consolidated financial statements. SFAS No.144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

The Company adopted as of January 1, 2002 the provisions of EITF Topic D-103, “Income Statement Characterization of Reimbursements Received for ‘out-of-pocket’ Expense Incurred.” The impact of adoption of EITF Topic D-103 was to increase both revenues and costs of revenues by the amounts relating to the reimbursable out-of pocket expenses for all periods presented. See Note 1 “Reclassifications.”

Critical Accounting Policies

Please refer to our discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2001 under Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We Disclose Pro Forma Financial Information

We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). We also disclose and discuss certain pro forma financial information in the related earnings release and investor conference call. Our pro forma financial information does not include restructuring charges, non-cash stock-based compensation to non-employees, and amortization of deferred stock compensation, stock-based deferred marketing expense, and acquired intangible assets. We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings release, and compare that GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls.

The following table shows the Company’s pro forma results reconciled to the GAAP consolidated statement of operations for the three months ended March 31, 2002. Our pro forma results for the three months ended March 31, 2002 exclude restructuring charges, amortization of deferred stock compensation, amortization of stock-based deferred marketing expense, and amortization of acquired intangible assets (in thousands, except per share amount):

Three Months Ended March 31, 2002
GAAP net loss	$(7,254)
Restructuring charges	703
Amortization of deferred stock compensation	(2,018)
Amortization of deferred marketing expense	638
Amortization of acquired intangible assets	500

Pro forma net loss	$(7,431)

Basic and diluted pro forma net loss per common share	$(0.11)

Shares used in computing basic and diluted pro forma net loss per common share	66,940

Factors That May Impact Future Operating Results

Risks Related To Our Financial Condition

We have incurred losses during our operating history. These losses may continue for the foreseeable future, and we may not achieve profitability.

We incurred net losses of $7.3 million in the first quarter of 2002 and $69.6 million in 2001. As of March 31, 2002, we had an accumulated deficit of $151.4 million. We expect to continue to incur losses on both a quarterly and annual basis, and may continue to do so for the foreseeable future. Moreover, we expect to continue to incur significant costs of services and substantial operating expenses. Further, we will continue to incur stock-based compensation expense in future periods, which represents non-cash charges incurred mostly due to the issuance of stock options prior to our initial public offering on July 25, 2000. Therefore, we will need to significantly increase our revenues to achieve and maintain profitability and a positive cash flow. We may not be able to generate sufficient revenues to achieve profitability.

Our declining cash balance and volatile stock price may affect our potential and current customers’ and partners’ perception of our viability, which in turn could affect our ability to close sales and partnership transactions.

Notwithstanding the fact that we have a substantial cash balance, concerns about our perceived financial viability were a factor in multiple potential and actual customer transactions and partner relationships during 2001 and the quarter ended March 31, 2002. We attribute these concerns primarily to the following: we are not yet profitable and thus must use our cash balance (offset by revenues) to fund our operations; our stock price experienced a dramatic decline from 2000 into 2001; our stock price has been, and continues to be, extremely volatile; and many of our competitors are better funded, more established, or significantly larger than we are. We will continue to use our cash balance (offset by revenues) to fund our operations until we achieve profitability (which may not occur); thus, our cash balance will continue to decline during the rest of 2002. Therefore, if these conditions do not improve significantly later in 2002, we expect these concerns about our perceived viability to continue throughout 2002.

Because our stock price is low and volatile, we could be at risk of having our stock delisted from the NASDAQ, which would harm our business in a number of ways.

Our stock is publicly traded on the NASDAQ Stock Market, or NASDAQ. NASDAQ rules allow the stock of a company whose stock price remains below $1 per share for 30 consecutive business days to be delisted (removed from the NASDAQ exchange such that shares can no longer be traded on NASDAQ), unless the company’s stock price exceeds $1 for at least 10 consecutive business days within a 90-day grace period. While NASDAQ voluntarily suspended enforcement of this rule for a period during 2001, when many companies’ stocks (including ours) were trading near or below the $1 level, there can be no assurance that NASDAQ will not enforce this rule in the future. Our stock price was near or below $1 for a substantial portion of 2001, and has been near $1 or below for portions of 2002 as well. If our stock were to be delisted from NASDAQ, it is likely that customers, partners, and potential sources of funding would be less likely to do business with us on terms that we view as reasonable, and our operating results would suffer accordingly.

Cost-reduction efforts may adversely impact our productivity and service levels.

During 2001, we instituted various cost-control measures affecting various aspects of our business operations. We also initiated reductions in our workforce of approximately 13% in March 2001, 25% in July 2001, and 10% in January 2002. Given current economic conditions and our declining revenues over the last several quarters, we may in the future be required to take additional reduction in force and other cost-saving actions to reduce our losses and to conserve cash. The failure to achieve such future cost savings could have a material adverse effect on our financial condition. Moreover, even if we are successful with these efforts and generate the anticipated cost savings, there is no assurance that these actions will not adversely impact our employees’ morale and productivity, the competitiveness of our products and business, and the results of our operations.

The recoverability of our investment in intangible and other assets could be reduced by several factors.

As of March 31, 2002, we had approximately $11.2 million of net intangible and other assets and $1.1 million of prepaid license royalties to third parties capitalized on our balance sheet. We believe these intangible and other assets and prepaid license royalties are recoverable. However, changes in the economy, the business in which we operate, and our own relative performance could change the assumptions used to evaluate the recoverability of intangible asset and prepaid royalties. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

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

We have no issued patents. We presently have several patent applications pending. It is possible that some or all of the patents that we have applied for will not be issued, and even if issued, that some or all may be successfully challenged. It is also possible that we may not develop additional proprietary products or technologies that are patentable, that any patent issued to us may fail to provide us with competitive advantage, and that the patents of others may harm our ability to do business.

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

The existence of economic downturns in the markets in which we operate has decreased the demand for our applications, caused pricing pressures for our products, and substantially reduced our sales activity during 2001. In 2001, we signed 29 new license contracts, a decrease from 67 new license contracts signed in 2000. The decreased demand continued into 2002. Because of macroeconomic conditions during 2001 and the first quarter of 2002, customers reduced their information technology budgets and postponed or cancelled planned CRM projects, including the evaluation and purchase of new applications, upgrades to existing applications, and purchase of related services. As a result, our revenues have been negatively impacted, and may continue to be in the future.

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

Our revenues and results of operations are difficult to predict and may fluctuate substantially from quarter to quarter. For example, certain indicators that we relied upon in developing our license revenue forecasts, such as our historical pattern of transaction timing and anticipated sales cycles, did not prove reliable during 2001 or during the first quarter of 2002. During these periods, we continued to see extended sales cycles and postponed customer spending; our average sales period was six to twelve months in 2001, compared to three to six months in 2000.

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

We recently entered into an acquisition, and may enter into mergers or acquisitions in the future; our business could be affected by the distraction and challenges posed by such transactions.

Effective April 16, 2002, we acquired the Cybrant Corporation. In the future, we may merge with, or acquire other technologies or companies. Entering into any business combination entails many risks, any of which could materially harm our business, including:

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

In the future, we may not be able to identify suitable merger or acquisition candidates, and even if we do identify suitable candidates, we may not be able to make these transactions on commercially acceptable terms (if at all). In our acquisition of Cybrant, or if we merge with or acquire other companies in the future, we may not be able to realize the benefits we expected to achieve at the time of entering into the transaction. In any future merger or acquisition, we will likely face the same risks as those discussed above. Further, we may have to use our cash reserves, incur debt, or issue equity securities to pay for any future merger or acquisition. Each of these financing alternatives could have negative consequences, by decreasing our cash reserves, increasing our debt burden, or diluting our existing stockholders.

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

Our directors, executive officers, and holders of 5% or more of our outstanding common stock owned approximately 51.4% of our outstanding common stock as of April 8, 2002. Monte Zweben, our Chairman and Chief Executive Officer, together with related entities, owned approximately 39.0% of our common stock as of this date. These stockholders, acting together, and Mr. Zweben, individually, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and significant corporate transactions such as mergers or other business combination transactions. This control may delay or prevent a third party from acquiring or merging with us.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange

Through March 31, 2002, most of our recognized revenues have been denominated in United States dollars and were from both domestic and international customers. Our exposure to foreign currency exchange rate changes has not been material. We expect that future license and service revenues will continue to be derived from international markets and may be denominated in the currency of the applicable market.We have incurred limited operating expenses denominated in foreign currencies. Our future operating results may become subject to significant fluctuations based upon changes in the exchange rates of foreign currencies in relation to the United States dollar. In the future, we expect to engage in international sales denominated in both the United States dollar and in foreign currencies. An increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations and, when appropriate, may use economic hedging techniques in the future to minimize the effect of these fluctuations, we can make no assurances that exchange rate fluctuations will not adversely affect our financial results in the future. Through March 31, 2002, the Company had not engaged in foreign currency hedging activities.

Fixed Income Investments

At March 31, 2002, we had an investment portfolio of fixed income securities, including those classified as cash equivalents, of $88.9 million compared to $97.5 million at December 31, 2001. Our exposure to financial market risk, including changes in interest rates, relates primarily to our investment portfolio. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. This exposure is limited by the establishment and strict monitoring of compliance with our investment policy which provides for investments in fixed income securities with maturities not exceeding 18 months. This policy also establishes credit quality standards and limits investment exposure to any one issuer. We do not invest in any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the relatively short-term nature of our available-for-sale investment portfolio.

PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

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

In accordance with Judge Scheindlin’s orders at further status conferences in March and April, the appointed lead plaintiffs’ counsel filed amended, consolidated complaints in the IPO lawsuits on April 19, 2002. However, Judge Scheindlin does not expect any of the defendants to file motions to dismiss the amended, consolidated complaints until at least summer of 2002. The Company believes that this lawsuit is without merit and intends to defend against it vigorously.

On May 3, 2002, Blue Martini was notified that a shareholder’s derivative complaint was to be filed in Superior Court of the State of California, County of San Mateo, under the caption Richard D. Yager, derivatively on behalf of Blue Martini Software, Inc., v. Zweben et al. The complaint provided to the Company purports to be filed on behalf of Blue Martini, names as defendants Blue Martini (as a nominal defendant), certain Blue Martini officers and directors, and Goldman Sachs, the managing underwriter of Blue Martini’s initial public offering, or IPO. The complaint alleges that the defendants breached fiduciary and other duties, were negligent, and were unjustly enriched because the IPO price of Blue Martini’s stock allegedly was set too low. The plaintiff seeks unspecified monetary damages and other relief. Similar complaints have been filed in California state Courts against other public companies that conducted IPOs of their common stock in the late 1990s and early 2000s. The Company believes that the lawsuit is without merit and intends to defend against it vigorously.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 6, 2002

BLUE MARTINI SOFTWARE, INC. (Registrant)

By:	/s/ MONTE ZWEBEN
Monte Zweben Chairman and Chief Executive Officer

By:	/s/ ROBERT E. CELL
Robert E. Cell Chief Financial Officer (Principal Financial and Accounting Officer)