Form 10-Q
period 2002-06-30
BLUE MARTINI SOFTWARE INC
filed 2002-08-14
CIK 1077814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-30925

BLUE MARTINI SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3319751
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Yes    ☒             No    ☐

As of June 30, 2002, there were approximately 73,101,000 shares of the registrant’s common stock outstanding.

BLUE MARTINI SOFTWARE, INC.

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BLUE MARTINI SOFTWARE, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $6,363 in 2002 and $2,399 in 2001	$16,179	$12,945
Short-term investments	62,567	84,554
Accounts receivable, net	6,815	5,558
Prepaid expenses and other current assets	1,272	2,370

Total current assets	86,833	105,427
Property and equipment, net	3,037	4,654
Intangible assets and other, net	18,640	12,340

Total assets	$108,510	$122,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,743	$1,848
Accrued employee compensation	6,781	6,354
Other current liabilities	6,946	6,696
Deferred revenues	4,131	5,061

Total current liabilities	19,601	19,959
Stockholders’ equity:
Common stock, $0.001 par value, authorized 500,000 shares, issued and outstanding 73,101 shares in 2002 and 68,414 shares in 2001	256,970	254,014
Deferred stock compensation	(3,774)	(8,000)
Accumulated other comprehensive income	200	595
Accumulated deficit	(164,487)	(144,147)

Total stockholders’ equity	88,909	102,462

Total liabilities and stockholders’ equity	$108,510	$122,421

See accompanying notes to condensed consolidated financial statements.

BLUE MARTINI SOFTWARE, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
License	$1,584	$6,033	$2,613	$14,056
Service	6,940	10,397	14,420	23,769

Total revenues	8,524	16,430	17,033	37,825
Cost of revenues:
License	1,159	1,178	1,780	2,357
Service*	5,392	11,958	10,614	25,104

Total cost of revenues	6,551	13,136	12,394	27,461

Gross profit	1,973	3,294	4,639	10,364

Operating expenses:
Sales and marketing*	8,155	14,048	15,086	29,566
Research and development*	3,864	4,906	7,409	11,109
General and administrative*	1,925	3,031	3,561	7,147
Amortization of deferred stock compensation	909	2,610	(1,109)	9,648
In-process research and development	800	—	800	—
Restructuring charges	—	—	703	2,107

Total operating expenses	15,653	24,595	26,450	59,577
Loss from operations	(13,680)	(21,301)	(21,811)	(49,213)
Interest income and other, net	594	1,547	1,471	3,754

Net loss	$(13,086)	$(19,754)	$(20,340)	$(45,459)

Basic and diluted net loss per common share	$(0.18)	$(0.31)	$(0.29)	$(0.72)

Shares used in computing basic and diluted net loss per common share	71,380	63,500	69,160	62,810

*	Amounts exclude amortization of deferred stock compensation for the three and six months ended June 30, 2002 and 2001 as follows:
Cost of service revenues: $124 and $182 in 2002; $301 and $1,913 in 2001.
Sales and marketing: $266 and ($209) in 2002; $261 and $1,630 in 2001.
Research and development: $170 and $374 in 2002; $67 and $1,255 in 2001.
General and administrative: $349 and ($1,456) in 2002; $1,981 and $4,850 in 2001.

See accompanying notes to condensed consolidated financial statements.

BLUE MARTINI SOFTWARE, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Operating activities:
Net loss	$(20,340)	$(45,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment and amortization of intangible and other assets	5,192	6,243
Amortization of deferred stock compensation	(1,109)	9,648
Provision for doubtful accounts	633	1,075
In-process research and development	800	—
Non-cash restructuring charges	—	291
Changes in operating assets and liabilities:
Accounts receivable	(1,565)	4,900
Prepaid expenses and other current assets	1,288	1,828
Accounts payable, accrued employee compensation and other current liabilities	(1,853)	(3,974)
Deferred revenues	(1,087)	(6,833)

Net cash used in operating activities	(18,041)	(32,281)

Cash flows from investing activities:
Cash acquired in acquisition	152	—
Purchases of property and equipment	(297)	(4,825)
Payment of short-term installment plan for the purchase of intangible assets	—	(4,250)
Sales and maturities of short-term investments	21,709	27,737

Net cash provided by investing activities	21,564	18,662

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,471	3,219
Repurchases of common stock	(445)	(236)
Repayment of debt and capital lease obligations	(1,315)	(56)

Net cash provided (used) by financing activities	(289)	2,927

Net increase (decrease) in cash and cash equivalents	3,234	(10,692)

Cash and cash equivalents at beginning of period	12,945	40,101

Cash and cash equivalents at end of period	$16,179	$29,409

Supplemental disclosure of non-cash activities:
Issuance of common stock and warrants for Cybrant Corp.	$7,035	$—

See accompanying notes to condensed consolidated financial statements.

BLUE MARTINI SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Blue Martini Software, Inc. (“Blue Martini” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2001.

Reclassifications

The 2001 financial information has been reclassified to conform to the 2002 presentation in three respects: (1) revenues and cost of revenues have been reclassified in accordance with EITF Topic D-103 “Income Statement Characterization of Reimbursements Received for out-of-pocket Expenses Incurred”, to reflect certain out-of-pocket expenses reimbursed by customers as revenues versus an offset to the related expense. The impact was an increase to both service revenues and cost of service revenues of $822,000 and $1.7 million for the three and six months ended June 30, 2001; (2) amortization of deferred stock compensation, previously included in cost of revenues, sales and marketing, research and development, and general and administrative expenses, is now presented as a separate line item as part of operating expenses; and (3) accrued interest receivable related to short-term investments, previously reported as part of other current assets, has been reclassified and is now reported as part of short-term investments. The amount reclassified at December 31, 2001 was $1.8 million.

Note 2.    Restructuring Charges

In January 2002, the Company implemented a restructuring plan to preserve cash and reduce costs. As part of the restructuring, approximately 30 employees were terminated. The action resulted in a net restructuring charge of $703,000 in the quarter ended March 31, 2002 related primarily to severance payments to terminated employees. The following table summarizes the January 2002 restructuring charge and activities related to accrued restructuring charges (in thousands):

	Accrued at December 31, 2001	Expense	Cash Payments	Accrued at June 30, 2002
Lease cancellations	$458	$(83)	$(375)	$—
Severance and related charges	18	786	(804)	—

	$476	$703	$(1,179)	$—

Note 3.    Cybrant Acquisition

On April 16, 2002, Blue Martini completed its acquisition of The Cybrant Corp. (“Cybrant”) whereby Cybrant became a wholly owned subsidiary of Blue Martini (“the Merger”). Cybrant’s products enable its customers to sell complex products and services externally over the Internet and other platforms and solve complex business problems internally through the use of the software’s solutions architecture. Through the acquisition, the Company fortified its manufacturing and retail industry solutions by adding Cybrant’s interactive selling suite to its existing multi-channel customer relationship management applications. The operating results of Cybrant have been included with the Company’s results beginning with the date of acquisition (April 16, 2002). In the quarter ended June 30, 2002, the Company accounted for license revenues from the Cybrant software products using the percentage of completion method, as the installation services related to these arrangements were deemed to be essential to the functionality of the software.

The purchase price was approximately $7.6 million, comprising of (1) 4,027,000 shares of common stock valued at $1.58 per share based on the average market price of Blue Martini’s common stock over a five-day period including the two days before and the two days after the day the terms of the acquisition were agreed to and announced, (2) warrants exchanged for the purchase of 508,000 shares of common stock at a price of $0.92 per share, expiring in January and March 2007, and (3) approximately $550,000 in costs related to the transaction and exit activities. The amounts and components of the purchase price are presented below (in thousands):

Fair value of common stock issued	$6,363
Fair value of warrants exchanged	672
Estimated restructuring and exit costs	352
Estimated acquisition-related costs	200

$7,587

The purchase price has been allocated to assets and liabilities acquired, based on a valuation analysis. Approximately 20% of the shares issued in the Merger have been set aside in an escrow arrangement pending resolution of general representations and warranties. The purchase price may be adjusted in the future based on resolution of the escrowed shares.

Approximately $800,000 of the purchase price represents the estimated fair value of acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately charged to expense upon the acquisition date and is included in the accompanying statements of operations. The value assigned to purchased in-process research and development comprises the following: Versions 4.2 and 5.0 of the Cybrant product. The estimated fair value of these projects was determined by employment of a discounted cash flow model using a discount rate of 35%. The discount rates used take into consideration the stage of completion and the risks surrounding the successful development and commercialization of each of the purchased in-process research and development projects that were valued.

The purchased technology and other intangible assets are being amortized to expense over two years with no residual value. Goodwill arising from the acquisition is attributable to the expected synergies in combining product lines. The amount assigned to goodwill is not subject to amortization.

The following condensed balance sheet discloses the amounts assigned to the acquired assets and liabilities as of April 16, 2002 (in thousands):

ASSETS:
Cash	$152
Accounts receivable, net	425
Prepaid expenses and other current assets	218
Property and equipment, net	138
Purchased technology	2,400
In-process research and development	800
Other intangible assets	300
Goodwill	6,382

Total assets	10,815

LIABILITIES:
Accounts payable	81
Accrued employee compensation	331
Lease and debt obligations	1,580
Other current liabilities	1,079
Deferred revenues	157

Total liabilities	3,228

Net assets (purchase price)	$7,587

The following pro forma information for the three and six-month periods ended June 30, 2002 and 2001 have been prepared assuming the Merger had been completed at the beginning of each of the periods reported on (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Total revenues	$8,558	$18,492	$18,159	$42,486

Net loss	$(13,336)	$(23,610)	$(23,620)	$(55,582)

Net loss per share	$(0.18)	$(0.35)	$(0.33)	$(0.83)

Shares used	72,100	67,500	71,800	66,800

Note 4.    Common Stock Repurchase Program

In June 2002, the Company’s board of directors authorized the repurchase of up to 5% of the Company’s outstanding common stock. As of June 30, 2002, the Company had repurchased and retired 416,800 shares of its common stock in open market transactions at prevailing market prices for a total cost of approximately $372,000, including commission.

Note 5.    Comprehensive Net Loss

Accumulated other comprehensive income (loss) refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are recorded in stockholders’ equity, but are excluded from net income and consist primarily of unrealized gains or losses on available-for-sale investments and foreign currency translation adjustments. The components of comprehensive net loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net Loss	$(13,086)	$(19,754)	$(20,340)	$(45,459)
Unrealized gains (losses) on available-for-sale investments, net of tax	275	(58)	(278)	433
Change in accumulated translation adjustment	(87)	196	(117)	196

Comprehensive net loss	$(12,898)	$(19,616)	$(20,735)	$(44,830)

Note 6.    Net Loss Per Common Share

The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Shares issuable under stock options	13,600	12,500	15,000	13,681
Shares of restricted stock subject to repurchase	1,348	5,349	1,611	4,876
Shares issuable pursuant to warrants	2,864	2,445	2,657	2,445

Note 7.    Recent Accounting Pronouncements

The Company adopted as of January 1, 2002 the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The adoption of this new standard did not affect the Company’s consolidated financial statements. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested at least annually for impairment, and that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and periodically reviewed for impairment. The Company plans to perform its annual evaluation by the end of 2002. Such evaluation, when performed, may result in a potential impairment of the goodwill and other intangible assets.

The Company adopted as of January 1, 2002 the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The adoption of this new standard did not affect the Company’s consolidated financial statements. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

The Company adopted as of January 1, 2002 the provisions of EITF Topic D-103, “Income Statement Characterization of Reimbursements Received for out-of-pocket Expense Incurred.” The impact of adoption of EITF Topic D-103 was an increase to both revenues and costs of revenues by the amounts of reimbursable out-of pocket expenses for all periods presented. See Note 1 “Reclassifications.”

Note 8.    Contingent Legal Matters

Beginning in July 2001, Blue Martini and certain of its officers and directors were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York, consolidated under the caption Tortoso v. Blue Martini Software, Inc., et al., Case No. 01-CV-6241. In each of these complaints, the plaintiffs claim that Blue Martini, certain of its officers and directors, and the underwriters of its initial public offering, or IPO, violated the federal securities laws because Blue Martini’s IPO registration statement and prospectus allegedly contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same Court against hundreds of other public companies that conducted IPOs of their common stock since the mid-1990s.

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

In accordance with Judge Scheindlin’s orders at further status conferences in March and April, the appointed lead plaintiffs’ counsel filed amended, consolidated complaints in the IPO lawsuits on April 19, 2002. Defendants filed a global motion to dismiss the IPO Lawsuits on July 15, 2002, as to which the Court does not expect to issue a decision until at least November 2002. The Company believes that this lawsuit is without merit and intends to defend against it vigorously. The Company believes that the ultimate outcome of this lawsuit will not have a material adverse effect on its financial position and results of operations.

On or about May 3, 2002, a shareholder’s derivative complaint was filed in Superior Court of the State of California, County of San Mateo, under the caption Richard D. Yager, derivatively on behalf of Blue Martini Software, Inc., v. Zweben et al. The complaint purports to be filed on behalf of Blue Martini, names as defendants Blue Martini (as a nominal defendant), certain Blue Martini officers and directors, and Goldman Sachs, the managing underwriter of Blue Martini’s initial public offering, or IPO. The complaint alleges that the defendants breached fiduciary and other duties, were negligent, and were unjustly enriched because the IPO price of Blue Martini’s stock allegedly was set too low. The plaintiff seeks unspecified monetary damages and other relief. The case was subsequently removed to the United States District Court for the Northern District of California. Blue Martini has joined in motions to dismiss filed by co-defendant Goldman Sachs. The complaint has not been served on the individual defendants, no discovery has been taken and no trial date has been set. Similar complaints have been filed in California state courts against other public companies that conducted IPOs of their common stock in the late 1990s and early 2000s. The Company believes that the lawsuit is without merit and intends to defend against it vigorously. The Company believes that the ultimate outcome of this action will not have a material adverse effect on its financial position and results of operations.

We may be subject to additional legal proceedings and claims, asserted or unasserted, that are in the ordinary course of business. The outcome of these proceedings and claims cannot be predicted.

Note 9.    Subsequent Events

On or about July 24, 2002, a complaint was filed against the Company in the Supreme Court of the State of New York, County of Queens. The complaint, captioned Fresh Direct, Inc. v. Blue Martini Software, Inc., was filed by a customer that had licensed our products and engaged us to perform related services. The complaint asserts claims for breach of contract, breach of warranty, negligent misrepresentation, fraud and unjust enrichment. The Company believes that it has meritorious defenses and counterclaims against this lawsuit and intends to pursue them vigorously.

In July 2002, the Company implemented a restructuring plan to preserve cash and reduce costs. The restructuring consisted of terminating approximately 30 employees. This July 2002 action will result in a restructuring charge in the third quarter of 2002 relating to severance and related costs estimated at between approximately $500,000 and $700,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Blue Martini Software, Inc. (the “Company”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “can,” “may,” “believe,” “designated to,” “will,” “expect,” “plan,” “anticipate,” “estimate,” “potential,” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date thereof, and the Company assumes no obligation to update any forward-looking statement or risk factors, unless we are required to do so by law.

Overview

We provide customer-facing CRM applications and services that drive loyalty, increase sales and reduce the costs to serve across multiple channels. Our revenues are derived from the licensing of our application suite and the sale of related services. The license agreement for our application suite typically provides for an initial fee to use the software in perpetuity. Service revenues are principally derived from consulting services, technical support and training. Our maintenance agreements are typically payable in advance and entitle customers to receive software updates, maintenance releases and technical support and typically have a one-year term. Consulting services and training are generally sold on a time-and-materials basis.

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

While our revenues to date have been derived principally from customers in the United States, international revenues accounted for 15% of our revenues for the three months ended June 30, 2002. We believe that international revenues may represent a significant portion of our total revenues in the future but may fluctuate as a percentage of revenues in the near term. Although we have a limited operating history, our quarterly operating results have experienced seasonal fluctuations in the past. Quarterly results fluctuate based on several factors, including our customers’ fiscal year, budgeting cycles, sales incentive plans, slow summer purchasing patterns and general economic conditions in markets where we conduct business.

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

On April 16, 2002, Blue Martini completed the acquisition of The Cybrant Corp. (“Cybrant”) through the merger of a wholly owned subsidiary of Blue Martini with and into Cybrant, with Cybrant surviving as a wholly owned subsidiary of Blue Martini (“the Merger”). Cybrant’s products enable its customers to sell complex products and services externally over the Internet and other platforms and solve complex business problems internally through the use of the software’s solutions architecture. The operating results of Cybrant have been included with the Company’s results beginning with the date of acquisition (April 16, 2002). See Note 3 to the Condensed Consolidated Financial Statements.

In January and July 2002, the Company implemented restructuring plans to preserve cash and reduce costs. Each of the restructurings consisted of terminating approximately 30 employees. The January 2002 action resulted in a net restructuring charge of $703,000 in the quarter ended March 31, 2002 related primarily to severance payments to terminated employees. The July 2002 action will result in additional restructuring charges relating to severance and related costs in the third quarter of 2002 estimated at between approximately $500,000 and $700,000.

Results of Operations for the Three and Six Months Ended June 30, 2002 and 2001

Revenues

License.    License revenues decreased from $6.0 million for the three months ended June 30, 2001 to $1.6 million for the three months ended June 30, 2002 and from $14.1 million for the six months ended June 30, 2001 to $2.6 million for the six months ended June 30, 2002, due primarily to a decrease in the number of transactions and the average amount of license transactions. In the quarter ended June 30, 2002, the Company accounted for license revenues from the Cybrant software products using the percentage of completion method, as the installation services related to these arrangements were deemed to be essential to the functionality of the software.

We attribute the decrease in license revenues in part to the overall global economic and business conditions that adversely impact information technology spending, particularly by companies in our target markets. Accordingly, the Company’s business is affected by the economic and business conditions of these target markets and the demand for information technology within these industries, resulting in an increase in the average length of our sales cycles, a marked increase in competitive pricing pressure and a decrease in the average amount of license transactions. Overall economic conditions continue to be extremely difficult and customers in our target markets have reduced their capital spending. We expect these conditions to persist for the remainder of 2002.

Service.    Service revenues decreased to $6.9 million for the three months ended June 30, 2002 from $10.4 million for the three months ended June 30, 2001 and decreased to $14.4 million for the six months ended June 30, 2002 from $23.8 million for the six months ended June 30, 2001. The decrease was primarily due to an overall reduction in the number of license contracts signed resulting in a decrease in the number of customers under consulting service engagements, customer maintenance agreements, and training engagements. We expect that our service revenues will continue to fluctuate. During fiscal 2001 and the six months ended June 30, 2002, we experienced pricing pressures from rate reductions by many system integrators and other third-party service providers as well as our competing vendors. We expect these pricing pressures to continue in the foreseeable future.

The Company adopted the provisions of EITF Topic D-103 as of January 1, 2002. The Company is now reporting reimbursements received for out-of-pocket expenses as service revenues for all periods presented. This reclassification amounted to $822,000 and $1.7 million for the three and six months periods ended June 30, 2002 respectively, and increased both service revenues and cost of service revenues for each of the periods.

Cost of Revenues

License.    Cost of license revenues consists of royalties payable to third parties and amortization of purchased intangible assets for software that is either embedded in or bundled with our products. Cost of license revenues was $1.2 million for each of the three months ended June 30, 2002 and 2001, which represents 73% and 20% of license revenues for the three months ended June 30, 2002 and 2001, respectively. Cost of license revenues was $1.8 million and $2.4 million for the six months ended June 30, 2002 and 2001, respectively, or 68% and 17% of license revenues for the same periods, respectively. Although in absolute dollar terms, cost of license revenues was consistent between periods, the increase as a percentage of license revenues for the periods ended June 30, 2002 is due to the fixed amortization of existing purchased intangibles and intangibles acquired from the Cybrant acquisition. Our cost of licenses, when expressed in absolute dollar terms, will be impacted by our license revenues. We expect cost of license revenues to remain relatively constant in absolute dollars, irrespective of changes in license revenues due to the relatively fixed amortization of purchased intangibles.

Service.    Cost of service revenues consists primarily of salaries and other personnel-related expenses, costs of services provided by third party consultants engaged by the company, allocated overhead costs, and depreciation of equipment used to provide consulting services, technical support and training. Allocated overhead costs for costs of services and other expense categories include facilities, information systems, and other corporate infrastructure costs. Cost of service revenues decreased to $5.4 million for the three months ended June 30, 2002 from $12.0 million for the three months ended June 30, 2001. These amounts represented 78% and 115% of service revenues for the three months ended June 30, 2002 and 2001, respectively. Cost of service revenues decreased from $25.1 million for the six months ended June 30, 2001 to $10.6 million for six months ended June 30, 2002. The amounts represented 74% and 106% of service revenues for the six months ended June 30, 2002 and 2001, respectively. The decrease in absolute dollars was primarily due to the reduction in force and other cost-saving actions implemented in 2001 and continued through early 2002. Because our cost of service revenues is relatively fixed, our cost of services, when expressed as a percentage of related service revenues, may fluctuate in the near term, based primarily on our related service revenues.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions, and other personnel-related expenses associated with our direct sales and marketing personnel, allocated overhead expenses, and costs of marketing programs including trade shows, advertisements, promotional activities and media events. Sales and marketing expenses decreased to $8.2 million for the three months ended June 30, 2002 from $14.0 million for the same period in 2001. Sales and marketing expenses also decreased from $29.6 million for the six months ended June 30, 2001 to $15.1 million for the same period in 2001. The decrease was primarily due to lower spending on marketing and advertising programs and lower personnel related expenses resulting from our reductions in force and other cost-saving actions implemented in 2001 and 2002. Marketing expenses, which consist primarily of personnel-related expenses, marketing programs, and travel expenses, are relatively fixed and do not vary significantly with fluctuations in revenues. Sales expense, with its relatively larger commission component, does vary with revenues but remains relatively fixed as a percentage of revenues. The Company expects to continue efforts to closely monitor discretionary spending and to maintain and enhance its cost control initiatives. The Company expects that sales and marketing expenses will decline in absolute dollars in the near term.

Research and Development.    Research and development expenses consist primarily of salaries and other personnel-related expenses for engineering personnel, allocated overhead costs, costs of contractors, and depreciation of equipment used in the development of our software products. To date, all costs related to the development of our software have been expensed as incurred.

Research and development expenses decreased to $3.9 million for the three months ended June 30, 2002 from $4.9 million for the same period in 2001. For the six months ended June 30, 2002 and 2001, research and development expenditures decreased to $7.4 million from $11.1 million, respectively. The decrease was primarily due to a decrease in personnel-related expenses resulting from reduction in force and other cost-saving actions implemented in 2001 and early 2002. Although in absolute dollars, research and development expenditures decreased for the three and six months ended June 30, 2001 and 2002, as a percentage of total operating expenses, research and development increased from 20% to 25% for the three months ended June 30, 2001 and 2002, respectively, and 19% to 28% for the six months ended June 30, 2001 and 2002, respectively. The Company will continue to invest in research and development activities, maintaining absolute dollar levels comparable to those for the three months ended June 30, 2002.

General and Administrative.    General and administrative expenses include costs associated with our finance, human resources, legal, and other administrative functions. These costs consist primarily of salaries and other personnel-related expenses, professional fees, provision for doubtful accounts, equipment depreciation, and allocated overhead costs. General and administrative expenses decreased to $1.9 million for the three months ended June 30, 2002 from $3.0 million for the same period in 2001. For the six months ended June 30, 2001 and 2002, general and administrative expenses decreased from $7.1 million to $3.6 million, respectively. The decrease was primarily due to the reductions in force and other cost-saving actions implemented in 2001 and early 2002, which resulted in a decrease in expenses for administrative personnel and related activities.

Amortization of Deferred Stock Compensation.    Net amortization of deferred stock compensation expense resulted in a charge of $909,000 for the three months ended June 30, 2002 as compared to a charge of $2.6 million for the three months ended June 30, 2001. For the six months ended June 30, 2001 and 2002, net amortization of deferred stock compensation expense decreased from a charge for $9.7 million to a credit of $1.1 million, respectively. The credit was the result of the effects of forfeitures of unvested stock options and the corresponding adjustment of the amortization of deferred stock compensation amortized on an accelerated basis. Net amortization of deferred stock compensation consists of the amortization of deferred stock compensation using the accelerated method, net of an adjustment for terminated employees during the quarter that reverses previously recognized expenses calculated on the accelerated method and records the expense on the straight-line method. At June 30, 2002, the unamortized deferred stock compensation balance was $3.8 million.

In-Process Research and Development.    Approximately $800,000 of the purchase price in the Cybrant acquisition represents the estimated fair value of acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately charged to expense upon the acquisition date and is included in the accompanying statements of operations. The value assigned to purchased in-process research and development comprises of the following: Versions 4.2 and 5.0 of the Cybrant product. The estimated fair value of these projects was determined by employment of a discounted cash flow model using a discount rate of 35%. The discount rates used take into consideration the stage of completion and the risks surrounding the successful development and commercialization of each of the purchased in-process research and development projects that were valued. As of April 16, 2002, the in-process research and development projects were approximately 26% complete and the estimated time of completion for these projects was in the second half of 2002. We expect significant cash flows from these projects to occur in 2003. The in-process research and development was charged to expense in the second quarter of 2002. See Note 3 to the Condensed Consolidated Financial Statements.

Interest Income and Other, Net

Interest income and other, net consists primarily of interest income from cash, cash equivalents and available-for-sale short-term investments. Interest income and other, net decreased to $594,000 for the three months ended June 30, 2002 from $1.5 million for the three months ended June 30, 2001. For the six months ended June 30, 2001 and 2002, interest income and other, net decreased from $3.8 million to $1.5 million, respectively. The decrease was due primarily to lower interest rates as well as lower balances of cash, cash equivalents and short-term investments during the quarter ended June 30, 2002. We expect interest income to decrease as the amount of cash and cash equivalents available for investment decreases as cash is used in operations. In addition, due to current prevailing interest rates, reinvestment of maturing marketable securities is expected to generate lower interest income.

Liquidity and Capital Resources

As of June 30, 2002, cash and cash equivalents and short-term investments totaled $78.7 million, compared to $97.5 million as of December 31, 2001. Net cash used in operating activities decreased from $32.3 million for the six months ended June 30, 2001 to $18.0 million for the six months ended June 30, 2002, due primarily to a reduction of net loss resulting from the company’s restructuring activities in 2001 and 2002 and continued cost management initiatives.

Net cash provided by investing activities increased from $18.7 million for the six months ended June 30, 2001 to $21.6 million for the six months ended June 30, 2002. The increase was due primarily to the payments made on the purchase of intangible assets in 2001, which the Company did not have in 2002.

Net cash provided by financing activities decreased from $2.9 million for the six months ended June 30, 2001 to net cash used by financing activities of $289,000 for the six months ended June 30, 2002 due primarily to the repayment of debt consisting of loans and leases from the Cybrant acquisition and a reduction in proceeds from employee stock option exercises.

At June 20, 2002, we had aggregate operating lease commitments of approximately $12.7 million, payable through 2006.

In June 2002, the Company’s board of directors authorized the repurchase of up to 5% of the Company’s outstanding common stock. As of June 30, 2002, the Company had repurchased and retired 416,800 shares of its common stock in open market transactions at prevailing market prices for a total cost of approximately $372,000, including commission. If we continue to repurchase our outstanding common stock, additional cash will be used.

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

We expect that for the foreseeable future, our operating expenses and planned capital expenditures will constitute a significant use of our cash balances. In addition, we may use cash to fund acquisitions or invest in other businesses, technologies or product lines. We currently anticipate that our existing cash and investments will be sufficient to meet our presently anticipated working capital, capital expenditure and our operating requirements for at least the next 12 months. Either within this time period or at some future date, if our current financial performance continues, we may need to raise additional funds through public or private debt or equity financing. There can be no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders. If adequate funds are not available on acceptable terms, we would have to accept financing on terms we view as unreasonable or that are dilutive to our stockholders, or to cease operations. If we were to seek additional financing today, we do not believe it would be available on reasonable terms.

The existence or even the anticipation of an uncertain economic environment by potential customers in the markets in which we operate has affected the demand for our applications, caused pricing pressures for our products, increased customer requests for extended payment terms, and substantially reduced our sales activity during 2001 and the first half of 2002, and we expect it will continue to do so in future periods, which could in turn materially reduce our liquidity.

Contingent Matters

Refer to Notes 8 and 9 of the Notes to Condensed Consolidated Financial Statements for a discussion of legal contingencies.

Recent Accounting Pronouncements

The Company adopted as of January 1, 2002 the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The adoption of this new standard did not affect the Company’s consolidated financial statements. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested at least annually for impairment and that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and periodically reviewed for impairment. The Company plans to perform its annual evaluation by the end of 2002. Such an evaluation, when performed, may result in a potential impairment of the goodwill and other intangible assets.

The Company adopted as of January 1, 2002 the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The adoption of this new standard did not affect the Company’s consolidated financial statements. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

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

We Disclose Pro Forma Financial Information

We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). We also disclose and discuss certain pro forma financial information in the related earnings release and investor conference call. Our pro forma financial information does not include restructuring charges, non-cash stock-based compensation to non-employees, the write-off of in-process research and development expenses from the Cybrant acquisition and amortization of deferred stock compensation, stock-based deferred marketing expense, and acquired intangible assets. We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings release, and compare that GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls.

The following table shows the Company’s pro forma results reconciled to the GAAP consolidated statement of operations for the three months and six month periods ended June 30, 2002. Our pro forma results for the three months and six months ended June 30, 2002 exclude restructuring charges, amortization of deferred stock compensation, amortization of stock-based deferred marketing expense, amortization of acquired intangible assets, and write off of in-process research and development (in thousands, except per share amount):

	Three Months Ended	Six Months Ended
	June 30, 2002	June 30, 2002
GAAP net loss	$(13,086)	$(20,340)
Restructuring charges	—	703
Amortization of deferred stock compensation	909	(1,109)
Amortization of deferred marketing expense	847	1,485
Amortization of acquired intangible assets	1,155	1,655
In-process research and development	800	800

Pro forma net loss	$(9,375)	$(16,806)

Basic and diluted pro forma net loss per common share	$(0.13)	$(0.24)

Shares used in computing basic and diluted pro forma net loss per common share	71,380	69,160

Factors That May Impact Future Operating Results

Risks Related To Our Financial Condition

We have incurred losses throughout our operating history. These losses may continue for the foreseeable future, and we may not achieve profitability.

For the six months ended June 30, 2002, we incurred net losses of $20.3 million and as of June 30, 2002, we had an accumulated deficit of $164.5 million. We expect to continue to incur losses on both a quarterly and annual basis, and may continue to do so for the foreseeable future. Moreover, we expect to continue to incur significant costs of services and substantial operating expenses. Further, we will continue to incur stock-based compensation expense in future periods, which represents non-cash charges incurred mostly due to the issuance of stock options prior to our initial public offering on July 25, 2000. Therefore, we will need to significantly increase our revenues to achieve and maintain profitability and a positive cash flow. We may not be able to generate sufficient revenues to achieve profitability.

Our declining cash balance and volatile stock price affect our potential and current customers’ and partners’ perception of our viability, which in turn could affect our ability to close sales and partnership transactions.

Concerns about our perceived financial viability were a factor in multiple potential and actual customer transactions and partner relationships during 2001 and the quarter ended June 30, 2002. We attribute these concerns primarily to the following: we are not yet profitable and thus must use our cash balance (offset by revenues) to fund our operations; our stock price experienced a dramatic decline from 2000 to 2002; our stock price has been, and continues to be, extremely volatile; and many of our competitors are better funded, more established, or significantly larger than we are. We will continue to use our cash balance (offset by revenues) to fund our operations until we achieve profitability (which may not occur); thus, we expect our cash balance will continue to decline during the rest of 2002. Therefore, if these conditions do not improve significantly in the next year, we expect these concerns about our perceived viability to continue. In addition, in June 2002, the Company’s board of directors authorized the repurchase of up to 5% of the Company’s outstanding common stock. As of June 30, 2002, the Company had repurchased and retired 416,800 shares of its common stock in open market transactions at prevailing market prices for a total cost of approximately $372,000, including commission. If we continue to use our cash balance to repurchase our outstanding common stock, our cash balance may decline at a more rapid pace during the remainder of 2002.

Because our stock price is low and volatile, we could be at risk of having our stock delisted from the NASDAQ, which would harm our business in a number of ways.

Our stock is publicly traded on the NASDAQ Stock Market, or NASDAQ. NASDAQ rules allow the stock of a company whose stock price remains below $1 per share for 30 consecutive business days to be delisted (removed from the NASDAQ exchange such that shares can no longer be traded on NASDAQ), unless the company’s stock price exceeds $1 for at least 10 consecutive business days within a 90-day grace period. Our stock price was near or below $1 for a substantial portion of 2001, and has been near or below $1 for portions of 2002. If our stock were to be delisted from NASDAQ, it is likely that customers, partners, and investors may be less likely to do business with us on terms that we view as reasonable, and our operating results would suffer accordingly.

Cost-reduction efforts may adversely impact our productivity and service levels.

During 2001, we instituted various cost-control measures affecting various aspects of our business operations. We also initiated reductions in our workforce of approximately 13% in March 2001, 25% in July 2001, 10% in January 2002, and 8% in July 2002. Given current economic conditions and our declining revenues over the last several quarters, we may in the future be required to take additional reductions in force and other cost-saving actions to reduce our losses and to conserve cash. The failure to achieve such future cost savings could have a material adverse effect on our financial condition. Moreover, even if we are successful with these efforts and generate the anticipated cost savings, there is no assurance that these actions will not adversely impact our employees’ morale and productivity, the competitiveness of our products and business, and the results of our operations.

The recoverability of our investment in goodwill, other intangible assets and other assets could be reduced by several factors.

As of June 30, 2002, we had approximately $18.2 million of net intangible and other assets and $771,000 of prepaid license royalties to third parties capitalized on our balance sheet. We believe these intangible and other assets and prepaid license royalties are recoverable. However, changes in the economy, the business in which we operate, and our own relative performance could change the assumptions used to evaluate the recoverability of intangible asset and prepaid royalties. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets. We plan to perform an annual evaluation for impairment of our goodwill and other intangible assets, as required by Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” by the end of 2002. Such evaluation, when performed, may result in a potential impairment of the goodwill and other intangible assets.

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

Since our customers use our application suite for critical business applications such as e-commerce, any errors, defects or other performance problems of our application suite could damage our customers’ businesses. Consequently, these customers could delay or withhold payment to us for our software and services, which could result in an increase in our provision for doubtful accounts or an increase in collection cycles for accounts receivable. In addition, these customers could seek significant compensation from us for their losses. Even if unsuccessful, a product liability claim brought against us would likely be time consuming and costly and harm our reputation, and thus our ability to license to new customers. Even if a suit is not brought, correcting errors in our application suite could increase our expenses. Fresh Direct, a customer, has filed suit against us alleging that our products failed to perform as represented. We believe this allegation is without merit. See Part II, Item 1, Legal Proceedings.

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

We have one issued patent and presently have several patent applications pending. It is possible that some of the patents that we have applied for will not be issued, and even if issued, that some or all may be successfully challenged. It is also possible that we may not develop additional proprietary products or technologies that are patentable, that any patent issued to us may fail to provide us with competitive advantage, and that the patents of others may materially harm our ability to do business.

In the future, a third party may bring suit claiming that our current or future products infringe its patents, trade secrets or copyrights. Any claims, with or without merit, could be costly and time-consuming to defend, divert our management’s attention, or cause product delays. We have only one currently issued patent that we could use defensively against any company bringing such a claim. If our product was found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements to be able to sell our product. Royalty and licensing agreements, if required, may not be available on terms that are acceptable to us (or at all), which could materially harm our business.

Risks Related to Our Market and Our Ability to Sell

The current economic downturn has significantly affected demand for our products and services and may continue to adversely impact future revenues.

The existence of economic downturns in the markets in which we operate has decreased the demand for our applications, caused pricing pressures for our products, and substantially reduced our sales activity during 2001 and the first two quarters of 2002. In 2001, we signed 29 new license contracts, a decrease from 67 new license contracts signed in 2000. The decreased demand continued into 2002; in the first six months of 2002, we signed 13 new license contracts. Due in part to the macroeconomic conditions during 2001 and the first two quarters of 2002, customers reduced their information technology budgets and postponed or cancelled planned CRM projects, including the evaluation and purchase of new applications, upgrades to existing applications, and purchase of related services. As a result, our revenues have been negatively impacted, and may continue to be in the future.

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

Our revenues and results of operations are difficult to predict and may fluctuate substantially from quarter to quarter. For example, certain indicators that we relied upon in developing our license revenue forecasts, such as our historical pattern of transaction timing and anticipated sales cycles, did not prove reliable during 2001 or during the first two quarters of 2002. During these periods, we continued to see extended sales cycles and postponed customer spending; our average sales period was six to twelve months in 2001 and in the first half of 2002, compared to three to six months in 2000.

The period between initial contact with a prospective customer and the licensing of our application suite varies and can range from three to more than twelve months. Because of this variable sales cycle, the timing of revenues from the licensing of our application suite is difficult to forecast. Factors affecting our sales cycle, many of which are beyond our control, include:

•	Many of our license agreements close within the last few weeks of each quarter;

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

•
Due in part to macroeconomic conditions, customers have postponed or canceled planned CRM projects, including the evaluation and purchase of new applications or upgrades to existing applications, and have increased customer requests for contract terms that affect our ability to recognize revenue. These conditions may persist in the future;

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

Because of this variation in sales cycle length, it is difficult for us to predict revenues and thus our operating results could be hard to estimate. For example, if our license results do not meet our internal expectations, our service offerings would be affected (since service utilization lags licenses) and our services revenues would be reduced, which would harm our overall results since service expenses are relatively fixed in the short term.

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

To date, we have generated limited revenues from sales outside the United States. We have established sales offices in the Australia, France, Germany, Hong Kong, Italy, Japan, Netherlands, Singapore, and United Kingdom, and have also sold successfully in each of these countries. We may add others in the future. If we are not successful in licensing our application suite in international markets, we could experience slower revenue growth and our business could be harmed. We anticipate devoting additional resources and management attention to expanding international opportunities. Our international expansion has a number of effects, including:

•	greater difficulty in staffing and managing foreign operations;

•	expenses associated with foreign operations and compliance with applicable laws;

•	changes in a specific country’s or region’s political or economic conditions;

•	expenses associated with localizing our product for foreign countries;

•	differing intellectual property rights and the enforcement of such rights;

•	protectionist laws and business practices that favor local competitors;

•	different sales cycles and collection periods or seasonal reductions in business activity;

•	multiple, conflicting and changing governmental laws and regulations; and

•	foreign currency restrictions and exchange rate fluctuations.

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

Current federal legislation limits the imposition of state and local taxes on Internet-related sales at this time. Congress may choose not to renew this legislation, in which case state and local governments would be free to impose taxes on electronically purchased goods. The imposition of new sales or other taxes could limit the growth of Internet commerce in general and, as a result, the demand for our application suite and services.

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

Changes to these rules or the questioning of current practices may have a significant adverse effect on our reported financial results or in the way in which we conduct our business. See the discussion under “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2001 under “Management Discussion and Analysis of Financial Condition and Results of Operations” for additional information about our critical accounting policies and some risks associated with these policies.

We recently entered into an acquisition, and may enter into other mergers or acquisitions in the future; our business could be affected by the distraction and challenges posed by such transactions.

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

We are the target of securities class action claims and purported shareholders’ derivative complaint relating to our IPO, and are at risk of securities class action litigation, which could result in substantial costs and divert management attention and resources.

During July 2001, several securities class action complaints were filed in the United States District Court for the Southern District of New York against us, the underwriters of our initial public offering, our directors, and certain of our officers. In each of these complaints, the plaintiffs claim that Blue Martini, certain of its officers and directors, and the underwriters of its initial public offering, or IPO, violated the federal securities laws because Blue Martini’s IPO registration statement and prospectus allegedly contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaints seek unspecified monetary damages, attorneys fees and other costs. These cases have been consolidated into a single case. Similar complaints were filed in the same court against hundreds of other public companies that conducted IPOs of their common stock since the mid-1990s. In May 2002, a stockholder’s derivative complaint was filed in California state court purportedly on behalf of the Company and naming us, an underwriter of our IPO, and certain of our directors and officers as defendants. The suit claims that the Company’s IPO price was deliberately set too low and that the Company and its stockholders were harmed as a result. The complaint seeks unspecified monetary damages and other relief. Similar complaints have been filed against several other public companies that conducted IPOs of their common stock during the same period as the Company. The Company believes that it has meritorious defenses against the lawsuits and intends to defend itself vigorously.

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

Our directors, executive officers, and holders of 5% or more of our outstanding common stock owned approximately 51.4% of our outstanding common stock as of April 8, 2002. Monte Zweben, our Chairman and Chief Executive Officer, together with related entities, owned approximately 39% of our common stock as of this date. These stockholders, acting together, and Mr. Zweben, individually, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and significant corporate transactions such as mergers or other business combination transactions. This control may delay or prevent a third party from acquiring or merging with us.

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

Foreign Currency Exchange

Through June 30, 2002, most of our recognized revenues have been denominated in United States dollars and were from both domestic and international customers. Our exposure to foreign currency exchange rate changes has not been material. We expect that future license and service revenues will continue to be derived from international markets and may be denominated in the currency of the applicable market. We have incurred limited operating expenses denominated in foreign currencies. Our future operating results may become subject to significant fluctuations based upon changes in the exchange rates of foreign currencies in relation to the United States dollar. In the future, we expect to engage in international sales denominated in both the United States dollar and in foreign currencies. An increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations and, when appropriate, may use economic hedging techniques in the future to minimize the effect of these fluctuations, we can make no assurances that exchange rate fluctuations will not adversely affect our financial results in the future. Through June 30, 2002, the Company had not engaged in foreign currency hedging activities.

Fixed Income Investments

        At June 30, 2002, we had an investment portfolio of fixed income securities, including those classified as cash equivalents, of $78.7 million compared to $97.5 million at December 31, 2001. Our exposure to financial market risk, including changes in interest rates, relates primarily to our investment portfolio. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. This exposure is limited by the establishment and strict monitoring of compliance with our investment policy which provides for investments in fixed income securities with maturities not exceeding 18 months. This policy also establishes credit quality standards and limits investment exposure to any one issuer. We do not invest in any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the relatively short-term nature of our available-for-sale investment portfolio.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Beginning in July 2001, Blue Martini and certain of its officers and directors were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York, consolidated under the caption Tortoso v. Blue Martini Software, Inc., et al., Case No. 01-CV-6241. In each of these complaints, the plaintiffs claim that Blue Martini, certain of its officers and directors, and the underwriters of its initial public offering, or IPO, violated the federal securities laws because Blue Martini’s IPO registration statement and prospectus allegedly contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same Court against hundreds of other public companies that conducted IPOs of their common stock since the mid-1990s.

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

In accordance with Judge Scheindlin’s orders at further status conferences in March and April, the appointed lead plaintiffs’ counsel filed amended, consolidated complaints in the IPO lawsuits on April 19, 2002. Defendants filed a global motion to dismiss the IPO Lawsuits on July 15, 2002, as to which the Court does not expect to issue a decision until at least November 2002. The Company believes that this lawsuit is without merit and intends to defend against it vigorously.

On or about May 3, 2002, a shareholder’s derivative complaint was filed in Superior Court of the Sate of California, County of San Mateo, under the caption Richard D. Yager, derivatively on behalf of Blue Martini Software, Inc., v. Zweben et al. The complaint purports to be filed on behalf of Blue Martini, names as defendants Blue Martini (as a nominal defendant), certain Blue Martini officers and directors, and Goldman Sachs, the managing underwriter of Blue Martini’s initial public offering, or IPO. The complaint alleges that the defendants breached fiduciary and other duties, were negligent, and were unjustly enriched because the IPO price of Blue Martini’s stock allegedly was set too low. The plaintiff seeks unspecified monetary damages and other relief. The case was subsequently removed to the United States District Court for the Northern District of California. Blue Martini has joined in motions to dismiss filed by co-defendant Goldman Sachs. The complaint has not been served on the individual defendants, no discovery has been taken, and no trial date has been set. Similar complaints have been filed in California state courts against other public companies that conducted IPOs of their common stock in the late 1990s and early 2000s. The Company believes that the lawsuit is without merit and intends to defend against it vigorously.

On or about July 24, 2002, a complaint was filed against us in the Supreme Court of the State of New York, County of Queens. The complaint, captioned Fresh Direct, Inc. v. Blue Martini Software, Inc. was filed by a customer that had licensed our products and engaged us to perform related services. The complaint asserts claims for breach of contract, breach of warranty, negligent misrepresentation, fraud, and unjust enrichment. The Company believes that it has meritorious defenses and counterclaims and intends to pursue them vigorously.

We may be subject to additional legal proceedings and claims, asserted or unasserted, that are in the ordinary course of business. The outcome of these proceedings and claims cannot be predicted.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 30, 2002, we issued a warrant to purchase up to 300,000 shares of the Company’s common stock to Netyear Group Corporation (“Netyear”) at an exercise price of $0.88 per share, the Nasdaq National Market closing price per share of our common stock on June 30, 2002. The warrant was issued in connection with the amendment of that certain Strategic Alliance Agreement between Netyear and the Company, dated November 1, 2000. The warrant expires on June 30, 2010 and is fully vested and becomes exercisable on May 31, 2010, subject to acceleration upon achievement of certain performance-based milestones. We issued the warrant in reliance upon an exemption from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D promulgated thereunder.

On April 16, 2002, Blue Martini completed its acquisition of The Cybrant Corp. (“Cybrant”) whereby Cybrant became a wholly owned subsidiary of Blue Martini (“the Merger”). In connection with the Merger, the Company issued 4,027,000 shares of common stock (the “Shares”) valued at $1.58 per share based on the average market price of Blue Martini’s common stock over a five day period including the two days prior and two days subsequent to the day the terms of the acquisition were agreed to and announced. The Shares have not been registered and were issued in reliance upon an exemption from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D promulgated thereunder.

In connection with the Merger, the Company also issued a warrant to purchase up to 140,432 shares of the Company’s common stock to Silicon Valley Bank (“SVB”) at an exercise price of $0.92 per share. This warrant was issued in exchange for a previously outstanding warrant issued to SVB by Cybrant to purchase Cybrant’s Series D Preferred Stock. We issued the warrant in reliance upon an exemption from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D promulgated thereunder. We received no net proceeds at the time of issuance of the warrant. The warrant expires in January of 2007.

In connection with the Merger,, the Company also issued a warrant to purchase up to 367,482 shares of the Company’s common stock to Eagle Square Partners (“Eagle Square”) at an exercise price of $0.92 per share. This warrant was issued in exchange for a previously outstanding warrant issued to Eagle Square by Cybrant to purchase Cybrant’s Series D Preferred Stock. We issued the warrant in reliance upon an exemption from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D promulgated thereunder. We received no net proceeds at the time of issuance of the warrant. The warrant expires in March of 2007.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on June 5, 2002. At such meeting the following actions were voted upon:

(a)  Election of two directors, William Zuendt and Edward Vick, to hold office until the 2005 annual meeting of stockholders.

	Votes in Favor	Votes Withheld
William Zuendt	63,366,232	174,224
Edward Vick	63,361,480	178,976

(b)  Ratification of KPMG, LLP as the Company’s independent auditors for the fiscal year ending December 31, 2002.

Votes in Favor	Votes Against	Abstentions	Broker Non Votes
63,329,955	50,446	160,055	—

Based on these voting results, each of the directors nominated was elected and the second matter was approved.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit	Description of Document
3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)

3.2	Amended and Restated Bylaws of the Registrant. (2)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Stock Certificate. (3)

4.3	Investor Rights Agreement by and between the Registrant and certain investors of the Registrant dated July 20, 1999. (3)

99.1	Certification Pursuant to Section 906 of the Public Company Accounting Reform and Accountability Act of 2002. (4)

(1)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended June 30, 2000 filed on August 11, 2000.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-55374) filed on February 9, 2001.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-36062) filed on May 2, 2000.
(4)	Filed herewith.

(b)  Reports on Form 8-K

On May 1, 2002, the Registrant filed a Current Report on Form 8-K relating to the Registrant’s acquisition of The Cybrant Corp.

On May 29, 2002, the Registrant filed a Current Report on Form 8-K relating to the appointment of new directors.

On June 28, 2002, the Registrant filed a Current Report on Form 8-K/A, an amendment to the Form 8-K filed previously, to provide certain financial information pursuant to Item 7 of Form 8-K relating to the Registrant’s acquisition of The Cybrant Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2002
BLUE MARTINI SOFTWARE, INC. (Registrant)

/s/ MONTE ZWEBEN
Monte Zweben Chairman and Chief Executive Officer

/s/ ROBERT E. CELL
Robert E. Cell Chief Financial Officer (Principal Financial and Accounting Officer)