Form 10-Q
period 2002-09-30
BLUE MARTINI SOFTWARE INC
filed 2002-11-14
CIK 1077814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒  No  ☐

As of November 12, 2002, there were approximately 74,024,000 shares of the registrant’s common stock outstanding.

BLUE MARTINI SOFTWARE, INC.

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BLUE MARTINI SOFTWARE, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $5,857 in 2002 and $2,399 in 2001	$25,638	$12,945
Short-term investments	45,629	84,554
Accounts receivable, net	6,135	5,558
Prepaid expenses and other current assets	647	2,370

Total current assets	78,049	105,427
Property and equipment, net	887	4,654
Intangible assets and other, net	966	12,340

Total assets	$79,902	$122,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,168	$1,848
Accrued employee compensation	6,643	6,354
Other current liabilities	5,652	6,696
Deferred revenues	4,480	5,061

Total current liabilities	17,943	19,959
Stockholders’ equity:
Common stock, $0.001 par value, authorized 500,000 shares, issued and outstanding 73,672 shares in 2002 and 68,414 shares in 2001	256,696	254,014
Deferred stock compensation	(2,452)	(8,000)
Accumulated other comprehensive income	244	595
Accumulated deficit	(192,529)	(144,147)

Total stockholders’ equity	61,959	102,462

Total liabilities and stockholders’ equity	$79,902	$122,421

See accompanying notes to condensed consolidated financial statements.

BLUE MARTINI SOFTWARE, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001**	2002	2001**
Revenues:
License	$1,414	$3,365	$4,027	$17,421
Service	7,116	8,358	21,536	32,127

Total revenues	8,530	11,723	25,563	49,548
Cost of revenues:
License—Amortization of licensed technology	1,463	500	2,788	1,500
License—Other	248	376	703	1,733
Service*	5,104	6,935	15,718	32,039

Total cost of revenues	6,815	7,811	19,209	35,272

Gross profit	1,715	3,912	6,354	14,276

Operating expenses:
Sales and marketing*	6,973	9,037	22,059	38,603
Research and development*	3,289	3,943	10,698	15,052
General and administrative*	1,991	2,270	5,552	9,417
Amortization of deferred stock compensation	732	950	(377)	10,598
Impairment of long-lived assets and goodwill	16,785	—	16,785	—
In process research and development	—	—	800	—
Restructuring charges	530	4,150	1,233	6,257

Total operating expenses	30,300	20,350	56,750	79,927
Loss from operations	(28,585)	(16,438)	(50,396)	(65,651)
Interest income and other, net	543	1,461	2,014	5,215

Net loss	$(28,042)	$(14,977)	$(48,382)	$(60,436)

Basic and diluted net loss per common share	$(0.39)	$(0.23)	$(0.69)	$(0.95)

Shares used in computing basic and diluted net loss per common share	72,420	64,500	70,250	63,380

*	Amounts exclude amortization of deferred stock compensation for the three and nine months ended September 30, 2002 and 2001 as follows:
Cost of service revenues: $120 and $302 in 2002; $1,409 and $3,322 in 2001.
Sales and marketing: $7 and $(202) in 2002; $(30) and $1,600 in 2001.
Research and development: $187 and $561 in 2002; $(105) and $1,150 in 2001.
General and administrative: $418 and $(1,038) in 2002; $(324) and $4,526 in 2001.

**
2001 amounts have been reclassified to conform to the 2002 presentation, including (1) reclassification to revenues and cost of revenues as required by EITF Topic Q-103 and (2) presentation of amortization of deferred stock compensation as a separate line item.

See accompanying notes to condensed consolidated financial statements.

BLUE MARTINI SOFTWARE, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Operating activities:
Net loss	$(48,382)	$(60,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment and amortization of intangible and other assets	8,171	9,696
Amortization of deferred stock compensation	(377)	10,598
Provision for doubtful accounts	565	1,175
Impairment of long-lived assets and goodwill	16,785	—
In-process research and development	800	—
Non-cash restructuring charges	—	3,285
Changes in operating assets and liabilities:
Accounts receivable	(818)	7,230
Prepaid expenses and other current assets	2,040	2,399
Accounts payable, accrued employee compensation and other current liabilities	(3,564)	(8,718)
Deferred revenues	(738)	(8,410)

Net cash used in operating activities	(25,518)	(43,181)

Cash flows from investing activities:
Cash acquired in acquisition	152	—
Purchases of property and equipment	(368)	(5,348)
Purchases of short-term investments	(1,800)	(4,250)
Sales and maturities of short-term investments	40,415	30,826

Net cash provided by investing activities	38,399	21,228

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,971	3,651
Repurchases of common stock	(631)	(314)
Repayment of debt and capital lease obligations	(1,488)	(128)

Net cash provided (used) by financing activities	(148)	3,209

Effect of exchange rate changes on cash	(40)	151

Net increase (decrease) in cash and cash equivalents	12,693	(18,593)
Cash and cash equivalents at beginning of period	12,945	40,101

Cash and cash equivalents at end of period	$25,638	$21,508

Supplemental disclosure of non-cash activities:
Issuance of common stock and warrants for Cybrant Corp.	$7,035	$—

Warrants issued in connection with lease financing and marketing arrangement	$230	$164

See accompanying notes to condensed consolidated financial statements.

BLUE MARTINI SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2002.

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

Reclassifications

The 2001 financial information has been reclassified to conform to the 2002 presentation in three respects: (1) Revenues and cost of revenues have been reclassified in accordance with Emerging Issues Task Force (“EITF”) Topic D-103, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred”, to reflect certain out-of-pocket expenses reimbursed by customers as revenues versus an offset to the related expense. The impact was an increase to both service revenues and cost of service revenues of $459,000 and $2.1 million for the three and nine months ended September 30, 2001, respectively; (2) Amortization of deferred stock compensation, previously included in cost of revenues, sales and marketing, research and development, and general and administrative expenses, is now presented as a separate line item as part of operating expenses; and (3) Accrued interest receivable related to short-term investments, previously reported as part of other current assets, has been reclassified and is now reported as part of short-term investments. The accrued interest amount reclassified at December 31, 2001 was $1.8 million.

Note 2.    Restructuring Charges

In January 2002, the Company implemented a restructuring plan intended to strengthen the Company’s future operating performance and competitive position by preserving cash and reducing costs. As part of the restructuring, approximately 30 employees were terminated. The action resulted in a net restructuring charge of $703,000 in the quarter ended March 31, 2002 related primarily to severance payments to terminated employees.

In July 2002, the Company implemented a restructuring plan intended to strengthen the Company’s future operating performance and competitive position by preserving cash and reducing costs. As part of the restructuring, approximately 30 employees were terminated. This action resulted in a restructuring charge of $530,000 in the quarter ended September 30, 2002 consisting of severance payments to terminated employees. The following table summarizes restructuring charges through September 30, 2002 and activities related to accrued restructuring charges (in thousands):

	Accrued at December 31, 2001	Expense	Cash Payments	Accrued at September 30, 2002
Lease cancellations	$458	$(83)	$(375)	$—
Severance and related charges	18	1,316	(1,334)	—

	$476	$1,233	$(1,709)	$—

See Note 10 relating to the Company’s restructuring plan initiated in October 2002.

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

The purchase price was approximately $7.6 million, comprising (1) 4,027,000 shares of common stock valued at $1.58 per share based on the average market price of Blue Martini’s common stock over a five-day period including the two days before and the two days after the day the terms of the acquisition were agreed to and announced, (2) warrants exchanged for the purchase of 508,000 shares of common stock at a price of $0.92 per share, expiring in January and March 2007, and (3) approximately $550,000 in costs related to the transaction and exit activities. The amounts and components of the purchase price are presented below (in thousands):

Fair value of common stock issued	$6,363
Fair value of warrants exchanged	672
Estimated restructuring and exit costs	352
Estimated acquisition-related costs	200

$7,587

The purchase price has been allocated to assets and liabilities acquired, based on a valuation analysis. Approximately 20% of the shares issued in the Merger have been set aside in an escrow arrangement pending resolution of general representations and warranties. The purchase price includes the value of the escrow shares and may be adjusted in the future based on resolution of the escrowed shares.

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

The purchased technology and other intangible assets were being amortized to expense over two years assuming no residual value. Goodwill arising from the acquisition is attributable to the expected synergies in combining product lines. The amount assigned to goodwill is not subject to amortization.

The following condensed balance sheet discloses the amounts assigned to the acquired assets and liabilities as of April 16, 2002 (in thousands):

ASSETS:
Cash	$152
Accounts receivable, net	425
Prepaid expenses and other current assets	218
Property and equipment, net	138
Purchased technology	2,400
In-process research and development	800
Other intangible assets	300
Goodwill	5,715

Total assets	$10,148

LIABILITIES:
Accounts payable	$81
Accrued employee compensation	331
Lease and debt obligations	1,580
Other current liabilities	412
Deferred revenues	157

Total liabilities	2,561

Net assets (purchase price)	$7,587

The Company adjusted goodwill and other current liabilities arising from the acquisition in the third quarter of 2002. In addition, the acquired goodwill was written-off and acquisition-related technology was written down as a result of the Company’s impairment evaluation this quarter. See Note 4, Long-lived Assets, Goodwill and Other Intangible Assets.

The following pro forma information for the three and nine-month periods ended September 30, 2002 and 2001 have been prepared assuming the Merger had been completed at the beginning of each of the periods reported on (in thousands):

	Nine Months Ended September 30,
	2002	2001
Total revenues	$26,689	$56,338

Net loss	$(51,662)	$(73,320)

Net loss per share	$(0.70)	$(1.09)

Shares used	73,600	67,400

Note 4.    Long-lived Assets, Goodwill and Other Intangible Assets

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill, once recorded, not be amortized, but tested for impairment at least annually. A goodwill impairment analysis is performed in a two-step process. First, the Company determines if the net assets of its reporting units exceeds their fair value, which would indicate that goodwill may be impaired. If the Company determines that goodwill may be impaired, the Company proceeds to the second step of the impairment test. In the second step, the Company compares the implied fair value of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine if an impairment exists. An impairment charge is recorded to the extent that the carrying value of goodwill exceeds its fair value.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

In the third quarter of 2002, a sharp decline in the Company’s stock price resulted in the Company’s market capitalization being significantly below its net asset value. The Company determined that this circumstance triggered a review of its long-lived assets in accordance with SFAS No. 144. Accordingly, the Company performed an impairment analysis of its property and equipment, intangible assets and other long-lived assets, other than goodwill, as of September 30, 2002 and determined that the carrying amount of its property and equipment, intangible assets and other long-lived assets exceeded their respective fair values. As a result, the Company recorded an impairment charge of approximately $11.1 million in the quarter.

SFAS 142 requires that goodwill be tested for impairment if a SFAS 144 triggering event has occurred. Accordingly, the Company performed an impairment analysis of its goodwill arising from the Cybrant acquisition. As the Company has determined that it operates in a single segment with one reporting unit, the fair value of its reporting unit was determined based on the Company’s market capitalization on the date of the impairment testing. As a result of this analysis, the Company wrote off all $5.7 million of goodwill at September 30, 2002.

The Company estimated the fair value of its long-lived assets based on a combination of the market, income and replacement cost approaches. In the application of the impairment testing, the Company was required to make estimates of future operating trends and resulting cash flows and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates.

The impairment charge to goodwill, other intangible assets and other long-lived assets from the impairment review resulted in a write-off of the net book value as follows:

	As of September 30, 2002
	Net Carrying Value	Adjustment Write-off/ Writedown	Net Carrying Value After Adjustment
Goodwill	$5,715	$(5,715)	$—
Acquisition-related technology	1,950	(1,350)	600
Other intangible assets	8,220	(8,220)	—
Property and equipment	2,387	(1,500)	887

Total	$18,272	$(16,785)	$1,487

The remaining balances in property and equipment and acquisition-related technology and intangibles will be depreciated and amortized, respectively, over their remaining estimated lives, generally through the fourth quarter of 2003.

In addition to the above adjustments to long-lived assets, goodwill and other intangible assets, the Company also accelerated the amortization of $638,000 relating to technology rights in the form of prepaid royalties based on a reduced estimate of useful lives for these assets.

Note 5.    Common Stock Repurchase Program

In June 2002, the Company’s board of directors authorized the repurchase of up to 5% of the Company’s outstanding common stock. As of September 30, 2002, the Company had repurchased and retired 633,400 shares of its common stock in open market transactions at prevailing market prices for a total cost of approximately $558,000, including commissions.

Note 6.    Comprehensive Net Loss

Accumulated other comprehensive net loss refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are recorded in stockholders’ equity, but are excluded from net income and consist primarily of unrealized gains or losses on available-for-sale investments and foreign currency translation adjustments. The components of comprehensive net loss are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(28,042)	$(14,977)	$(48,382)	$(60,436)
Unrealized gains (losses) on available-for-sale investments, net of tax	(32)	71	(311)	504
Change in accumulated translation adjustment	77	(45)	(40)	151

Comprehensive net loss	$(27,997)	$(14,951)	$(48,733)	$(59,781)

Note 7.    Net Loss Per Common Share

The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Shares issuable under stock options	15,700	13,800	14,900	13,963
Shares of restricted stock subject to repurchase	1,004	3,994	1,407	4,876
Shares issuable pursuant to warrants	3,336	1,128	3,336	2,445

Note 8.    Recent Accounting Pronouncements

The Company adopted as of January 1, 2002 the provisions of SFAS No. 142,”Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested at least annually for impairment, and that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and periodically reviewed for impairment. The adoption of this new standard did not affect the Company’s consolidated financial statements at the time of adoption. See Note 4, Long-Lived Assets, Goodwill and Other Intangible Assets, for a discussion of the evaluation process and the write-off of goodwill arising from the Cybrant acquisition resulting from the evaluation.

The Company adopted as of January 1, 2002 the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of this new standard did not affect the Company’s consolidated financial statements at the time of adoption. See Note 4, Long-Lived Assets, Goodwill and Other Intangible Assets, for a discussion of the evaluation process and the write-off of the Company’s long-lived assets resulting from the evaluation.

The Company adopted as of January 1, 2002 the provisions of EITF Topic D-103, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expense Incurred.” The impact of adoption of EITF Topic D-103 was an increase to both revenues and costs of revenues by the amounts of reimbursable out-of pocket expenses for all periods presented. See Note 1 “Reclassifications.”

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supercedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability be recognized when it is incurred and should initially be measured and recorded at fair value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002, and the adoption will not have an impact on the Company’s historical financial position or results of operations.

Note 9.    Contingent Legal Matters

Beginning in July 2001, Blue Martini and certain of its officers and directors were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York, consolidated under the caption In re Blue Martini Initial Public Offering Securities Litigation, Case No. 01-CV-6241. In each of these complaints, the plaintiffs claim that Blue Martini, certain of its officers and directors, and the underwriters of its initial public offering, or IPO, violated the federal securities laws because Blue Martini’s IPO registration statement and prospectus allegedly contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same Court against hundreds of other public companies that conducted IPOs of their common stock since the mid-1990s.

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

In accordance with Judge Scheindlin’s orders at further status conferences in March and April 2002, the appointed lead plaintiffs’ counsel filed amended, consolidated complaints in the IPO lawsuits on April 19, 2002. Defendants filed a global motion to dismiss the IPO Lawsuits on July 15, 2002, as to which the Company does not expect a decision until late 2002. On or about October 9, 2002, the Company’s directors and officers were dismissed without prejudice pursuant to a stipulated dismissal and tolling agreement between the plaintiffs and certain individual defendants. The Company believes that this lawsuit is without merit and intends to defend against it vigorously. The Company believes that the ultimate outcome of this lawsuit will not have a material adverse effect on its financial position and results of operations.

On or about May 3, 2002, a shareholder’s derivative complaint was filed in Superior Court of the State of California, County of San Mateo, under the caption Richard D. Yager, derivatively on behalf of Blue Martini Software, Inc., v. Zweben et al. The complaint purported to be filed on behalf of Blue Martini, and named as defendants Blue Martini (as a nominal defendant), certain Blue Martini officers and directors, and Goldman Sachs, the managing underwriter of Blue Martini’s initial public offering, or IPO. The complaint alleged that the defendants breached fiduciary and other duties, were negligent, and were unjustly enriched because the IPO price of Blue Martini’s stock allegedly was set too low. The plaintiff sought unspecified monetary damages and other relief. The case was subsequently removed to the United States District Court for the Northern District of California. Blue Martini filed a motion to dismiss incorporating the motion for judgment on the pleading filed by co-defendant Goldman Sachs. On October 31, 2002, the Court granted the motions to dismiss and motion for judgment on the pleadings without leave to amend and entered a judgment dismissing the complaint.

On or about July 24, 2002, a complaint was filed against the Company in the Supreme Court of the State of New York, County of Queens. The complaint, captioned Fresh Direct, Inc. v. Blue Martini Software, Inc., was filed by a customer that had licensed our products and engaged the Company to perform related services. The complaint was amended on or about August 26, 2002, to change the plaintiff to Fresh Direct, LLC as successor to Fresh Direct, Inc. The amended complaint asserts claims for breach of contract, breach of warranty, negligent misrepresentation, fraud, and unjust enrichment. The Company has filed a motion to dismiss the amended complaint. The Company believes that it has meritorious defenses and counterclaims against this lawsuit and intends to pursue them vigorously. The Company believes that the ultimate outcome of this action will not have a material adverse effect on its financial position and results of operations.

In addition, the Company may be subject to additional legal proceedings and claims, asserted or unasserted, that are in the ordinary course of business; the outcome of these proceedings and claims cannot be predicted.

Note 10.    Subsequent Events

On November 12, 2002, following a shareholder vote, the Company’s Board of Directors (the “Board”) approved a seven-for-one reverse stock split of the common stock. The reverse stock split is expected to become effective on November 14, 2002 and will affect all shares of common stock, stock options and warrants of the Company outstanding immediately prior to the effective date of the reverse stock split. The number of shares of Blue Martini Software common stock outstanding on November 12, 2002 is approximately 74 million. Share information in the accompanying financial statements and this quarterly report on Form 10-Q has not been adjusted to reflect the pending reverse stock split.

In October 2002, the Company implemented a reorganization and restructuring plan intended to better focus its resources, preserve cash and reduce costs. The restructuring included a reduction of approximately 20% of the Company’s workforce. The Company’s sales and marketing teams have been realigned along two vertical markets: consumer-based and industrial-based companies. After this reduction, headcount will stand at approximately 250 employees down from 356 employees at the end of the second quarter of 2002 and 319 at the end of the third quarter of 2002. This reorganization and restructuring plan will result in a restructuring charge in the fourth quarter of 2002 relating to severance and related costs estimated at approximately $1.5 million. The Company will evaluate its lease obligations and other arrangements which may result in additional restructuring charges.

In October 2002, the Company modified its banking relationships to require reduced collateral which resulted in a $4.5 million decrease in restricted cash.

On October 19, 2002, the Company granted stock options to employees to purchase up to approximately 13.1 million shares of the Company’s common stock with an exercise price of $0.36 per share, the market value of the underlying shares of the Company’s stock. These options vest over two years and expire after five years. Including this grant, the company had outstanding stock options to purchase up to approximately 28.2 million shares of the Company’s common stock with an average exercise price of approximately $1.87 per share including: (i) stock options to purchase up to approximately 21.6 million shares with exercise prices ranging from $0.01 per share to $1.76 per share and an average exercise price of $0.57 per share; and (ii) stock options to purchase up to approximately 6.6 million shares with exercise prices ranging from $1.77 per share to $47.25 per share and an average exercise price of $6.16 per share. Of the total stock options outstanding to purchase approximately 28.2 million shares, stock options to purchase approximately 2.3 million shares are held by employees that were terminated as part of the July and October 2002 reductions in force and will expire by January 15, 2003, unless exercised.

On November 4, 2002, the Company commenced a stock option exchange program. Under the program, all outstanding employee stock options with exercise prices at or above $1.77 per share are eligible to be exchanged on a one for one basis for stock options to purchase common stock with an exercise price equal to the fair market value of the Company’s common stock at the end of the offer period. The Company’s

Chief Executive Officer, Chief Financial Officer and directors are not eligible to participate in the program. These replacement stock options will vest in equal monthly installments over a period of five months from the date of grant and will expire nine months from the date of grant. As of November 4, 2002, stock options to purchase an aggregate of approximately 4.9 million shares were eligible for tender. The offer period is expected to end on December 4, 2002. The Company will account for the replacement options as well as any eligible stock options that are not replaced under the variable plan accounting method in accordance with Accounting Principles Bulletin (“APB”) No. 25. Under variable plan accounting, the Company will record compensation expense during the term of the stock options reflecting the net increase in the Company’s stock market price.

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

Overview

We provide customer-facing CRM applications and services that drive loyalty, increase sales and reduce the costs to serve across multiple channels. Our revenues are derived from the licensing of our application suite and the sale of related services. The license agreement for our application suite typically provides for an initial fee to use the software in perpetuity. Service revenues are principally derived from consulting services, maintenance and training. Our maintenance agreements are typically payable in advance and entitle customers to receive software updates, maintenance releases and technical support and typically have a one-year term. Consulting services and training are generally sold on a time-and-materials basis.

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

While our revenues to date have been derived principally from customers in the United States, international revenues accounted for 23% of our revenues for the nine months ended September 30, 2002. We believe that international revenues may represent a significant portion of our total revenues in the future but may fluctuate as a percentage of revenues in the near term. Although we have a limited operating history, our quarterly operating results have experienced seasonal fluctuations in the past. Quarterly results fluctuate based on several factors, including our customers’ fiscal year, budgeting cycles, sales incentive plans, slow summer purchasing patterns and general economic conditions in markets where we conduct business.

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

In January and July 2002, the Company implemented restructuring plans intended to strengthen the Company’s operating performance and competitive position by preserving cash and reducing costs. Each of the restructurings consisted of terminating approximately 30 employees. The January 2002 action resulted in a net restructuring charge of $703,000 in the quarter ended March 31, 2002 related primarily to severance payments to terminated employees. The July 2002 action resulted in additional restructuring charges relating to severance and related costs in the third quarter of 2002 of $530,000. See Note 2 to the Condensed Consolidated Financial Statements.

In October 2002, the Company implemented another restructuring plan intended to strengthen the Company’s operating performance and competitive position by preserving cash and reducing costs. As part of the restructuring, approximately 20% of the Company’s workforce, or approximately 60 employees, were terminated. We expect this action will result in a restructuring charge in the fourth quarter of 2002 relating to severance and related costs estimated at approximately $1.5 million. We expect this action will also result in reduced levels of some of the Company’s costs and expenses starting in the fourth quarter of 2002 and will fully impact the first quarter of 2003. The Company also announced the resignation of President and Chief Operating Officer Mike Borman, effective November 1, 2002. The responsibilities formerly held by Mr. Borman will be shared by Chairman and Chief Executive Officer Monte Zweben and Chief Financial Officer Robert Cell.

Results of Operations for the Three and Nine Months Ended September 30, 2002 and 2001

Revenues

License.    License revenues were $1.4 million in the three months ended September 30, 2002, a decrease of $2.0 million or 58% from license revenues for the comparable period ended September 30, 2001. License revenues were $4.0 million and $17.4 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease was due primarily to a decrease in the average size of license transactions. Since the Cybrant acquisition in the second quarter of 2002 through the quarter ended September 30, 2002, the Company has accounted for license revenues from the Cybrant software products using the percentage of completion method, as the installation services related to these arrangements were deemed to be essential to the functionality of the software.

We attribute the decrease in license revenues in part to the overall global economic and business conditions that adversely impact information technology spending, particularly by companies in our target markets.

The Company’s business is affected by the economic and business conditions of these target markets and the demand for information technology within these industries, resulting in an increase in the average length of our sales cycles, a marked increase in competitive pricing pressure and a decrease in the average revenues derived from license transactions in addition to a decrease in the total number of such license transactions. Overall economic conditions continue to be extremely difficult and customers in our target markets have reduced their capital spending. We expect these conditions to persist for the foreseeable future.

Service. Service revenues were $7.1 million in the three months ended September 30, 2002, a decrease of $1.2 million or 15% from service revenues for the comparable period ended September 30, 2001. Service revenues were $21.5 million and $32.1 million for the nine months ended September 2002 and 2001, respectively. The decrease was primarily due to an overall reduction in the average size of license contracts signed resulting in a decrease in amounts relating to consulting service engagements, customer maintenance agreements, and training engagements. During 2001 and the nine months ended September 30, 2002, we experienced pricing pressures from rate reductions by many system integrators and other third-party service providers as well as our competing vendors. We expect these pricing pressures to continue in the foreseeable future.

The Company adopted the provisions of EITF Topic D-103 as of January 1, 2002, which addresses reporting reimbursements received for out-of-pocket expenses as service revenues for all periods presented. This reclassification amounted to $459,000 and $2.1 million for the three and nine months periods ended September 30, 2001 respectively, and increased both service revenues and cost of service revenues for each of the periods.

Cost of Revenues

License.    Cost of license revenues consists primarily of royalties payable to third parties and amortization of purchased intangible assets for software that are either embedded in or bundled with our products. Cost of license revenues for the quarter ended September 30, 2002 also includes accelerated amortization totaling $638,000 related to technology rights in the form of prepaid royalties for which the Company reduced the estimated useful lives. Cost of license revenues was $1.7 million in the three months ended September 30, 2002, an increase of $835,000 from cost of licenses from the comparable period ended September 30, 2001. The increase is primarily due to the $638,000 additional amortization discussed above and payments of minimum royalties related to the Cybrant products. Cost of license revenues were 121% and 26% of license revenues for the three months ended September 30, 2002 and 2001, respectively. Cost of license revenues was $3.5 million and $3.2 million for the nine months ended September 30, 2002 and 2001, respectively, or 87% and 19% of license revenues for the same periods, respectively. Although in absolute dollar terms, cost of license revenues was consistent between periods, the increase as a percentage of license revenues for the periods ended September 30, 2002 is due to the $638,000 additional amortization discussed above, and the fixed amortization of existing purchased intangibles and intangibles acquired from the Cybrant acquisition, offset by reductions over time of amortization of other technology rights. Our cost of licenses, when expressed in absolute dollar terms, will be impacted by our license revenues. We expect cost of license revenues to decrease in absolute dollars relative to license revenues due to the accelerated amortization and write-off in the third quarter of 2002 of the majority of the assets that were previously amortized as costs of license. These assets include the technology rights in the amount of $638,000 discussed above as well as some of the long-lived assets discussed below under the heading “Impairment of Long-lived Assets and Goodwill.” Cost of license revenues starting in the fourth quarter of 2002 will be comprised of (1) fixed amount of approximately $230,000 for amortization of remaining acquired technology and payments required under technology license arrangements and (2) variable amounts estimated to be approximately 5% of license revenues for payments required under technology license arrangements.

Service.    Cost of service revenues consists primarily of salaries and other personnel-related expenses, costs of services provided by third party consultants engaged by the Company, allocated overhead costs, and depreciation of equipment used to provide consulting services, technical support and training. Allocated overhead costs for costs of services and other expense categories include facilities, information systems, and other corporate infrastructure costs. Cost of service revenues were $5.1 million for the three months ended September 30, 2002, a decrease of $1.8 million or 26% from cost of service revenues for the comparable period ended September 30, 2001. Cost of service revenues were 72% and 83% of service revenues for the three months ended September 30, 2002 and 2001, respectively. Cost of service revenues were $15.7 million and $32 million for the nine months ended September 30, 2002 and 2001, respectively, or 73% and 100% of service revenues for the same periods, respectively. The decrease in absolute dollars was primarily due to the reduction in force and other cost-saving actions implemented in 2001 and 2002. Because our cost of service revenues is relatively fixed, our cost of services, when expressed as a percentage of related service revenues, may fluctuate in the near term, based primarily on our related service revenues.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions, and other personnel-related expenses associated with our direct sales and marketing personnel, allocated overhead expenses, and costs of marketing programs including trade shows, advertisements, promotional activities and media events. Sales and marketing expenses decreased to $7 million for the three months ended September 30, 2002 from $9 million for the same period in 2001. Sales and marketing expenses also decreased to $22 million for the nine months ended September 30, 2002 from $38.6 million for the same period in 2001. The decrease was primarily due to lower spending on marketing and advertising programs and lower personnel related expenses resulting from our reductions in force and other cost-saving actions implemented in 2001 and 2002. Sales and Marketing expenses include expenses, which are fixed and do not vary significantly with fluctuations in revenues and a sale commission component, which varies with revenues but remains relatively fixed as a percentage of revenues. The Company expects to continue efforts to closely monitor discretionary spending and to maintain and enhance its cost control initiatives. The Company expects that sales and marketing expenses will decline in absolute dollars in the near term reflecting the reduction in force and re-organization that was implemented early in October 2002 and the write-off of other intangible assets.

Research and Development.    Research and development expenses consist primarily of salaries and other personnel-related expenses for engineering personnel, allocated overhead costs, costs of contractors, and depreciation of equipment used in the development of our software products. To date, all costs related to the development of our software have been expensed as incurred.

Research and development expenses decreased to $3.3 million for the three months ended September 30, 2002 from $3.9 million for the same period in 2001. For the nine months ended September 30, 2002 and 2001, research and development expenditures decreased to $10.7 million from $15 million, respectively. The decrease was primarily due to a decrease in personnel-related expenses resulting from reductions in force and other cost-saving actions implemented in 2001 and 2002 and a credit of $500,000 arising from a joint research and development effort with an alliance partner in the third quarter 2002. Although in absolute dollars, research and development expenditures decreased for the three and nine months ended September 30, 2002 and 2001, as a percentage of total operating expenses (excluding the asset impairment write-off), research and development increased to 24% from 19% for the three months ended September 30, 2002 and 2001, respectively, and 27% from 19% for the nine months ended September 30, 2002 and 2001, respectively. The Company expects that research and development expenses will decline in absolute dollars in the near term reflecting the reduction in force and re-organization that was implemented early in the fourth quarter of 2002.

General and Administrative.    General and administrative expenses include costs associated with our finance, human resources, legal, and other administrative functions. These costs consist primarily of salaries and other personnel-related expenses, professional fees, provision for doubtful accounts, equipment depreciation, and allocated overhead costs. General and administrative expenses decreased to $2 million for the three months ended September 30, 2002 from $2.3 million for the same period in 2001. For the nine months ended September 30, 2002 and 2001, general and administrative expenses decreased to $5.6 million from $9.4 million, respectively. The decrease was primarily due to the reductions in force and other cost-saving actions implemented in 2001 and 2002, which resulted in a decrease in expenses for administrative personnel and related activities.

Amortization of Deferred Stock Compensation.    Net amortization of deferred stock compensation expense resulted in a charge of $732,000 for the three months ended September 30, 2002 as compared to a charge of $950,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002 and 2001, net amortization of deferred stock compensation expense decreased to a credit of $377,000 from a charge of $10.6 million, respectively. The credit was the result of the effects of forfeitures of unvested stock options and the corresponding adjustment of the amortization of deferred stock compensation. Net amortization of deferred stock compensation consists of the amortization of deferred stock compensation using the accelerated method, net of an adjustment for unvested options of terminated employees during the quarter that reverses previously recognized expenses. At September 30, 2002, the unamortized deferred stock compensation balance was $2.5 million.

On November 4, 2002, the Company commenced a stock option exchange program. Under the program, all outstanding employee stock options with exercise prices at or above $1.77 per share are eligible to be exchanged on a one for one basis for stock options to purchase common stock with an exercise price equal to the fair market value of the Company’s common stock at the end of the offer period. The Company’s Chief Executive Officer, Chief Financial Officer and directors are not eligible to participate in the program. These replacement stock options will vest in equal monthly installments over a period of five months from the date of grant and will expire nine months from the date of grant. As of November 4, 2002, stock options to purchase an aggregate of approximately 4.9 million shares were eligible for tender. The offer period is expected to end on December 4, 2002. The Company will account for the replacement options as well as any eligible stock options that are not replaced under the variable plan accounting method in accordance with Accounting Principles Bulletin (“APB”) No. 25. Under variable plan accounting, the Company will record compensation expense during the term of the stock options reflecting the net increase in the Company’s stock market price.

Impairment of long-lived assets and goodwill.    The Company accounts for goodwill in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill, once recorded, not be amortized, but tested for impairment at least annually. A goodwill impairment analysis is performed in a two-step process. First, the Company determines if the net assets of its reporting units exceeds their fair value, which would indicate that goodwill may be impaired. If the Company determines that goodwill may be impaired, the Company proceeds to the second step of the impairment test. In the second step, the Company compares the implied fair value of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine if an impairment exists. An impairment charge is recorded to the extent that the carrying value of goodwill exceeds its fair value.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company reviews long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

In the third quarter of 2002, a sharp decline in the Company’s stock price resulted in the Company’s market capitalization being significantly below its net asset value. The Company determined that this circumstance triggered a review of its long-lived assets in accordance with SFAS No. 144. Accordingly, the Company performed an impairment analysis of its property and equipment, intangible assets and other long-lived assets, other than goodwill as of September 30, 2002 and determined that the carrying amount of its property and equipment, intangible assets and other long-lived assets exceeded their respective fair values. As a result, the Company recorded an impairment charge of approximately $11.1 million in the quarter.

SFAS 142 requires that goodwill be tested for impairment if a SFAS 144 triggering event has occurred. Accordingly, the Company performed an impairment analysis of its goodwill arising from the Cybrant acquisition. As the Company has determined that it operates in a single segment with one reporting unit, the fair value of its reporting unit was determined based on the Company’s market capitalization on the date of the impairment testing. As a result of this analysis, the Company wrote off all $5.7 million of goodwill during the quarter.

The Company determined the fair value of its long-lived assets based on a combination of the market, income and replacement cost approaches. In the application of the impairment testing, the Company was required to make estimates of future operating trends and resulting cash flows and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates.

The impairment charge to goodwill, other intangible assets and other long-lived assets from the impairment review resulted in a write-off of the net book value as follows:

	As of September 30, 2002
	Net Carrying Value	Adjustment Write-off/Writedown	Net Carrying Value After Adjustment
Goodwill	$5,715	$(5,715)	$—
Acquisition-related technology	1,950	(1,350)	600
Other intangible assets	8,220	(8,220)	—
Property and equipment	2,387	(1,500)	887

Total	$18,272	$(16,785)	$1,487

The remaining balances in property and equipment and acquisition-related technology and intangibles will be depreciated and amortized, respectively, over their remaining estimated lives, generally through the fourth quarter of 2003.

In addition to the above adjustments to long-lived assets, goodwill and other intangible assets, the Company also accelerated the amortization of $638,000 relating to technology rights in the form of prepaid royalties based on a reduced estimate of useful lives for these assets.

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

Interest Income and Other, Net

Interest income and other, net consists primarily of interest income from cash, cash equivalents and available-for-sale short-term investments. Interest income and other, net decreased to $543,000 for the three months ended September 30, 2002 from $1.5 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002 and 2001, interest income and other, net decreased to $2 million from $5.2 million, respectively. The decrease was due to lower interest rates and due to the decline in balances of cash, cash equivalents and short-term investments during the quarter ended September 30, 2002. We expect interest income to decrease as the amount of cash and cash equivalents available for investment decreases as cash is used in operations. In addition, due to current prevailing interest rates, reinvestment of maturing marketable securities is expected to generate lower interest income.

Liquidity and Capital Resources

As of September 30, 2002, cash and cash equivalents and short-term investments totaled $71.3 million, compared to $97.5 million as of December 31, 2001. Net cash used in operating activities decreased to $25.5 million for the nine months ended September 30, 2002 from $43.2 million for the nine months ended September 30, 2001, due primarily to a reduction of net loss resulting from the company’s restructuring activities in 2001 and 2002 and continued cost management initiatives.

Net cash provided by investing activities increased to $38.4 million for the nine months ended September 30, 2002 from $21.2 million for the nine months ended September 30, 2001. The increase was due primarily to a reduction in purchases of property, plant and equipment and an increase in the sales and maturities of short-term investments in 2002. In addition, the Company had installment payments related to the purchase of intangible assets in 2001, which it did not have in the 2002.

Net cash used by financing activities decreased to $148,000 for the nine months ended September 30, 2002 from net cash provided by financing activities of $3.2 million for the nine months ended September 30, 2001 due primarily to the repayment of debt consisting of loans and leases from the Cybrant acquisition and a reduction in proceeds from employee stock option exercises.

At September 30, 2002, we had aggregate operating lease commitments of approximately $12.5 million, payable through 2006.

In June 2002, the Company’s board of directors authorized the repurchase of up to 5% of the Company’s outstanding common stock. As of September 30, 2002, the Company had repurchased and retired 633,400 shares of its common stock in open market transactions at prevailing market prices for a total cost of approximately $558,000, including commissions. If we continue to repurchase our outstanding common stock, additional cash will be used.

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

We expect that for the foreseeable future, our operating expenses will constitute a significant use of our cash balances. In addition, we may use cash to fund acquisitions or invest in other businesses, technologies or product lines. We currently anticipate that our existing cash and investments will be sufficient to meet our presently anticipated working capital, capital expenditure and our operating requirements for at least the next 12 months. Either within this time period or at some future date, if our current financial performance continues, we may need to raise additional funds through public or private debt or equity financing. There can be no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders. If adequate funds are not available on acceptable terms, we would have to accept financing on terms we view as unreasonable or that are dilutive to our stockholders, or to cease operations. If we were to seek additional financing today, we do not believe it would be available on reasonable terms.

The existence or even the anticipation of an uncertain economic environment by potential customers in the markets in which we operate has affected the demand for our applications, caused pricing pressures for our products, increased customer requests for extended payment terms, and substantially reduced our sales activity during 2001 and the first nine months of 2002, and we expect it will continue to do so in future periods, which could in turn materially reduce our liquidity.

Contingent Matters

Refer to Note 9 to Condensed Consolidated Financial Statements for a discussion of legal contingencies.

Recent Accounting Pronouncements

The Company adopted as of January 1, 2002 the provisions of SFAS No. 142,”Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested at least annually for impairment, and that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and periodically reviewed for impairment. The adoption of this new standard did not affect the Company’s consolidated financial statements at the time of adoption. See Note 4, Long-Lived Assets, Goodwill and Other Intangible Assets, for a discussion of the evaluation process and the write-off of goodwill arising from the Cybrant acquisition resulting from the evaluation.

The Company adopted as of January 1, 2002 the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of this new standard did not affect the Company’s condensed consolidated financial statements at the time of adoption. See Note 4, Long-Lived Assets, Goodwill and Other Intangible Assets, for a discussion of the evaluation process and the write-off of the Company’s long-lived assets resulting from the evaluation.

The Company adopted as of January 1, 2002 the provisions of the Emerging Issues Task Force (“EITF”) Topic D-103, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expense Incurred.” The impact of adoption of EITF Topic D-103 was an increase to both revenues and costs of revenues by the amounts of reimbursable out-of pocket expenses for all periods presented. See Note 1 “Reclassifications.”

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supercedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability be recognized when it is incurred and should initially be measured and recorded at fair value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002, and the adoption will not have an impact on the Company’s historical financial position or results of operations.

Critical Accounting Policies

Please refer to our discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2001 under Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Valuation of Intangible Assets and Goodwill.    The Company reviews, at least annually, goodwill resulting from purchase business combinations for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company reviews long-lived assets, including certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate that Cadence will not be able to recover the asset’s carrying amount in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

For long-lived assets to be held and used, including acquired intangibles, the Company initiates its review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows expected to result from the use and eventual disposition of that asset, excluding future interest costs that would be recognized as an expense when incurred. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results and proceeds from disposition which are used in the preparation of projected cash flows and, should different conditions prevail or judgments be made, material write-downs of net intangible assets and/or goodwill could occur.

We Disclose Pro Forma and GAAP Financial Information

We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). We also disclose and discuss certain pro forma financial information in the related earnings release and investor conference call. Our pro forma financial information excludes restructuring charges, non-cash stock-based compensation to non-employees, the write-off of in-process research and development expenses from the Cybrant acquisition, the amortization of deferred stock compensation, stock-based deferred marketing expense, and acquired intangible assets, and charges for the write-off of long-lived assets and goodwill. We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, our quarterly earnings releases and investor calls and to compare the GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls. The following table shows the Company’s pro forma results reconciled to the GAAP consolidated statement of operations for the three months and nine month periods ended September 30, 2002. Our pro forma results for the three months and nine months ended September 30, 2002 exclude restructuring charges, amortization of deferred stock compensation, amortization of stock-based deferred marketing expense, amortization of acquired intangible assets, write off of in-process research and development and the write-off of long-lived assets and goodwill (in thousands, except per share amount):

	Three Months Ended	Nine Months Ended
	September 30, 2002
GAAP net loss	$(28,042)	$(48,382)
Restructuring charges	530	1,233
Amortization of deferred stock compensation	732	(377)
Amortization of deferred marketing expense	847	2,662
Amortization of acquired intangible assets	1,463	2,788
Impairment of long-lived assets	16,785	16,785
In-process research and development	—	800

Pro forma net loss	$(7,685)	$(24,491)

Basic and diluted pro forma net loss per common share	$(0.11)	$(0.35)

Shares used in computing basic and diluted pro forma net loss per common share	72,420	70,250

Factors That May Impact Future Operating Results

Risks Related To Our Financial Condition

We have incurred losses throughout our operating history. These losses may continue for the foreseeable future, and we may not achieve profitability.    For the nine months ended September 30, 2002, we incurred net losses of $48.3 million and as of September 30, 2002, we had an accumulated deficit of $192.5 million. We expect to continue to incur losses on both a quarterly and annual basis, and may continue to do so for the foreseeable future. Moreover, we expect to continue to incur significant costs of services and substantial operating expenses. Further, we will continue to incur stock-based compensation expense in future periods, which represents non-cash charges incurred mostly due to the issuance of stock options prior to our initial public offering on July 25, 2000. Therefore, we will need to significantly increase our revenues to achieve and maintain profitability and a positive cash flow. We may not be able to generate sufficient revenues to achieve profitability.

Our declining cash balance and declining and volatile stock price affect our potential and current customers’ and partners’ perception of our viability, which in turn could affect our ability to close sales and partnership transactions.    Concerns about our perceived financial viability were a factor in multiple potential and actual customer transactions and partner relationships during 2001 and the nine months ended September 30, 2002. We attribute these concerns primarily to the following: we are not yet profitable and thus must use our cash balance (offset by revenues) to fund our operations; our stock price experienced a dramatic decline from 2000 to 2002; our stock price has been, and continues to be, extremely volatile; and many of our competitors are better funded, more established, or significantly larger than we are. We will continue to use our cash balance (offset by revenues) to fund our operations until we achieve profitability (which may not occur); thus, we expect our cash balance will continue to decline during the rest of 2002. Therefore, if these conditions do not improve significantly in the next year, we expect these concerns about our perceived viability to continue. In addition, in June 2002, the Company’s board of directors authorized the repurchase of up to 5% of the Company’s outstanding common stock. As of September 30, 2002, the Company had repurchased and retired 633,400 shares of its common stock in open market transactions at prevailing market prices for a total cost of approximately $558,000, including commissions. If we continue to use our cash balance to repurchase our outstanding common stock, our cash balance may decline at a more rapid pace during the remainder of 2002.

Because our stock price is low and volatile, we could be at risk of having our stock delisted from the NASDAQ, which would harm our business in a number of ways.    Our stock is publicly traded on the NASDAQ Stock Market, or NASDAQ. NASDAQ rules allow the stock of a company whose stock price remains below $1 per share for 30 consecutive business days to be delisted (removed from the NASDAQ exchange such that shares can no longer be traded on NASDAQ), unless the company’s stock price exceeds $1 for at least 10 consecutive business days within a 90-day grace period. Our stock price was near or below $1 for a substantial portion of 2001, and has been near or below $1 in 2002. If our stock were to be delisted from NASDAQ, it is likely that customers, partners, and investors may be less likely to do business with us on terms that we view as reasonable, and our operating results would suffer accordingly.

The Company is taking steps to effect a seven-for-one reverse stock split. However, there can be no assurance that implementing the reverse stock split will prevent the Company’s stock from being delisted.

Cost-reduction efforts may adversely impact our productivity and service levels.    During 2001, we instituted various cost-control measures affecting various aspects of our business operations. We also initiated reductions in our workforce of approximately 13% in March 2001, 25% in July 2001, 10% in January 2002, 8% in July 2002, and 20% in October 2002. Given current economic conditions and our declining revenues over the last several quarters, we may in the future be required to take additional reductions in force and other cost-saving actions to reduce our losses and to conserve cash. The failure to achieve such future cost savings could have a material adverse effect on our financial condition. Moreover, even if we are successful with these efforts and generate the anticipated cost savings, there is no assurance that these actions will not adversely impact our employees’ morale and productivity, the competitiveness of our products and business, and the results of our operations.

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

Since our customers use our application suite for critical business applications such as e-commerce, any errors, defects or other performance problems of our application suite could damage our customers’ businesses. Consequently, these customers could delay or withhold payment to us for our software and services, which could result in an increase in our provision for doubtful accounts or an increase in collection cycles for accounts receivable. In addition, these customers could seek significant compensation from us for their losses. Even if unsuccessful, a product liability claim brought against us would likely be time consuming and costly and harm our reputation, and thus our ability to license to new customers. Even if a suit is not brought, correcting errors in our application suite could increase our expenses. Fresh Direct, a customer, has filed suit against us alleging that our products failed to perform as represented. The Company believes that it has meritorious defenses against this allegation and intends to defend itself vigorously. See Part II, Item 1, Legal Proceedings.

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

Risks Related to Our Market and Our Ability to Sell

The current economic downturn has significantly affected demand for our products and services and may continue to adversely impact future revenues.    The existence of economic downturns in the markets

in which we operate has decreased the demand for our applications, caused pricing pressures for our products, and substantially reduced our sales activity during 2001 and through the first three quarters of 2002. In 2001, we signed 29 new license contracts, a decrease from 67 new license contracts signed in 2000. The decreased demand continued through 2002. During the nine months ended September 30, 2002, we signed 13 new license contracts. Due in part to the macroeconomic conditions during 2001 and 2002, customers reduced their information technology budgets and postponed or cancelled planned CRM projects, including the evaluation and purchase of new applications, upgrades to existing applications, and purchase of related services. As a result, our revenues have been negatively impacted, and may continue to be in the future.

The existence or even the anticipation of an uncertain economic environment by potential customers in the markets in which we operate has affected the demand for our applications, caused pricing pressures for our products, increased customer request for extended payment terms, and substantially reduced our sales activity during 2001 and the first nine months of 2002, and we expect it will continue to do so in future periods, which could in turn materially reduce our liquidity.

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

We may not able to maintain our competitive position against current and potential competitors. We compete in the highly competitive CRM market, which is subject to rapid technological change. A principal source of competition is the internal information technology departments at potential customers, which may develop systems that provide for some or all of the functionality of our applications. Our products also compete with products, components, or solutions offered by Art Technology Group, Inc., BroadVision, Inc., E.phipany, Inc., Firepond, Inc., Microsoft Corporation, Oracle Corp., PeopleSoft, Inc., SAP AG, Selectica, Inc., Siebel Systems, Inc., Trilogy Software, Inc., and Unica Corporation.

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

The sales cycle for our products is long, lengthening, and variable, which makes it difficult to predict our future revenues and may cause our operating results to vary significantly.    Our revenues and results of operations are difficult to predict and may fluctuate substantially from quarter to quarter. For example, certain indicators that we relied upon in developing our license revenue forecasts, such as our historical pattern of transaction timing and anticipated sales cycles, did not prove reliable during 2001 or during 2002. During these periods, we continued to see extended sales cycles and postponed customer spending; our average sales period was six to twelve months in 2001 and through 2002, compared to three to nine months in 2000.

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

We may not successfully establish ourselves in international markets or generate significant revenues abroad, which could result in slower revenue growth and harm our business.    To date, we have generated limited revenues from sales outside the United States. We have established sales offices in Australia, France, Germany, Japan, Netherlands, and the United Kingdom, and have also sold successfully in each of these countries. We may add others in the future. If we are not successful in licensing our application suite in international markets, we could experience slower revenue growth and our business could be harmed. We anticipate devoting additional resources and management attention to expanding international opportunities. Our international expansion has a number of effects, including:

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

We are the target of securities class action claims and a purported shareholders’ derivative complaint relating to our IPO, and are at risk of other litigation, which could result in substantial costs and divert management attention and resources.    During July 2001, several securities class action complaints were filed in the United States District Court for the Southern District of New York against us, the underwriters of our initial public offering, our directors, and certain of our officers. In each of these complaints, the plaintiffs claim that Blue Martini, certain of its officers and directors, and the underwriters of its initial public offering, or IPO, violated the federal securities laws because Blue Martini’s IPO registration statement and prospectus allegedly contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaints seek unspecified monetary damages, attorneys fees and other costs. These cases have been consolidated into a single case. Similar complaints were filed in the same court against hundreds of other public companies that conducted IPOs of their common stock since the mid-1990s. We may in the future be the target of additional securities class action litigation. In the past, other types of securities class action litigation have been brought against companies following a decline in the market price of their securities. This risk is especially acute for us because technology companies have experienced greater than average stock price volatility in recent years, particularly since mid-2000, and, as a result, technology companies have been subject to a greater number of securities class action claims than companies in other industries. There can be no assurance that the Company will not be subject to these or other securities or class action claims. Such litigation could result in substantial costs and divert management’s attention and resources, which could harm our business.

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

Our directors and executive officers maintain significant control over Blue Martini Software, which may lead to conflicts with other stockholders over corporate governance.    Our directors, executive officers, and holders of 5% or more of our outstanding common stock owned approximately 49% of our outstanding common stock as of October 22, 2002. Monte Zweben, our Chairman and Chief Executive Officer, together with related entities, owned approximately 37% of our common stock as of this date. These stockholders, acting together, and Mr. Zweben, individually, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and significant corporate transactions such as mergers or other business combination transactions. This control may delay or prevent a third party from acquiring or merging with us.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange.    Through September 30, 2002, most of our recognized revenues have been denominated in United States dollars and were from both domestic and international customers. Our exposure to foreign currency exchange rate changes has not been material. We expect that future license and service revenues will continue to be derived from international markets and may be denominated in the currency of the applicable market. We have incurred limited operating expenses denominated in foreign currencies. Our future operating results may become subject to significant fluctuations based upon changes in the exchange rates of foreign currencies in relation to the United States dollar. In the future, we expect to engage in international sales denominated in both the United States dollar and in foreign currencies. An increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations and, when appropriate, may use economic hedging techniques in the future to minimize the effect of these fluctuations, we can make no assurances that exchange rate fluctuations will not adversely affect our financial results in the future. Through September 30, 2002, the Company had not engaged in foreign currency hedging activities.

Fixed Income Investments.    At September 30, 2002, we had an investment portfolio of fixed income securities, including those classified as cash equivalents, of $71.3 million compared to $97.5 million at December 31, 2001. Our exposure to financial market risk, including changes in interest rates, relates primarily to our investment portfolio. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. This exposure is limited by the establishment and strict monitoring of compliance with our investment policy which provides for investments in fixed income securities with maturities not exceeding 18 months. This policy also establishes credit quality standards and limits investment exposure to any one issuer. We do not invest in any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the relatively short-term nature of our available-for-sale investment portfolio.

ITEM 4.    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.    Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14c and 15d-14c) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls.    There were no significant changes in the Company’s internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation date.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Beginning in July 2001, Blue Martini and certain of its officers and directors were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York, consolidated under the caption In re Blue Martini Initial Public Offering Securities Litigation, Case No. 01-CV-6241. In each of these complaints, the plaintiffs claim that Blue Martini, certain of its officers and directors, and the underwriters of its initial public offering, or IPO, violated the federal securities laws because Blue Martini’s IPO registration statement and prospectus allegedly contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same Court against hundreds of other public companies that conducted IPOs of their common stock since the mid-1990s.

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

In accordance with Judge Scheindlin’s orders at further status conferences in March and April, the appointed lead plaintiffs’ counsel filed amended, consolidated complaints in the IPO lawsuits on April 19, 2002. Defendants filed a global motion to dismiss the IPO Lawsuits on July 15, 2002, as to which the Company does not expect a decision until late 2002. On or about October 9, 2002, the Company’s directors and officers were dismissed without prejudice pursuant to a stipulated dismissal and tolling agreement between the plaintiffs and certain individual defendants. The Company believes that this lawsuit is without merit and intends to defend against it vigorously. The Company believes that the ultimate outcome of this lawsuit will not have a material adverse effect on its financial position and results of operations.

On or about May 3, 2002, a shareholder’s derivative complaint was filed in Superior Court of the State of California, County of San Mateo, under the caption Richard D. Yager, derivatively on behalf of Blue Martini Software, Inc., v. Zweben et al. The complaint purported to be filed on behalf of Blue Martini, and named as defendants Blue Martini (as a nominal defendant), certain Blue Martini officers and directors, and Goldman Sachs, the managing underwriter of Blue Martini’s initial public offering, or IPO. The complaint alleged that the defendants breached fiduciary and other duties, were negligent, and were unjustly enriched because the IPO price of Blue Martini’s stock allegedly was set too low. The plaintiff sought unspecified monetary damages and other relief. The case was subsequently removed to the United States District Court for the Northern District of California. Blue Martini filed a motion to dismiss incorporating the motion for judgment on the pleading filed by co-defendant Goldman Sachs. On October 31, 2002, the Court granted the motions to dismiss and motion for judgment on the pleadings without leave to amend and entered a judgment dismissing the complaint.

On or about July 24, 2002, a complaint was filed against the Company in the Supreme Court of the State of New York, County of Queens. The complaint, captioned Fresh Direct, Inc. v. Blue Martini Software, Inc., was filed by a customer that had licensed our products and engaged us to perform related services. The complaint was amended on or about August 26, 2002, to change the plaintiff to Fresh Direct, LLC as successor to Fresh Direct, Inc. The amended complaint asserts claims for breach of contract, breach of warranty, negligent misrepresentation, fraud, and unjust enrichment. The Company has filed a motion to dismiss the amended complaint. The Company believes that it has meritorious defenses and counterclaims against this lawsuit and intends to pursue them vigorously. The Company believes that the ultimate outcome of this action will not have a material adverse effect on its financial position and results of operations.

In addition, we may be subject to additional legal proceedings and claims, asserted or unasserted, that are in the ordinary course of business; the outcome of these proceedings and claims cannot be predicted.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit	Description of Document

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)

3.2	Amended and Restated Bylaws of the Registrant. (2)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Stock Certificate. (3)

4.3	Investor Rights Agreement by and between the Registrant and certain investors of the Registrant dated July 20, 1999. (3)

10.1	Separation Agreement by and between the Registrant and Michael Borman dated October 9, 2002. (4)

10.2	Agreement by and between the Registrant and Monte Zweben dated October 17, 2002. (4)

10.3	Agreement by and between the Registrant and Robert E. Cell dated October 17, 2002. (4)

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

(1)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended June 30, 2000 filed on August 11, 2000.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-55374) filed on February 9, 2001.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-36062) filed on May 2, 2000.
(4)	Filed herewith.

(b)	Reports on Form 8-K

On August 15, 2002, the Registrant filed a Current Report on Form 8-K dated July 31, 2002 relating to the appointment of new directors.

On August 15, 2002, the Registrant filed a Current Report on Form 8-K/A, to amend certain financial information relating to the Registrant’s acquisition of The Cybrant Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 12, 2002

BLUE MARTINI SOFTWARE, INC. (Registrant)

/s/ MONTE ZWEBEN
Monte Zweben Chairman and Chief Executive Officer

/s/ ROBERT E. CELL
Robert E. Cell Chief Financial Officer (Principal Financial and Accounting Officer)

Certification Pursuant to Securities and Exchange Act of 1934 Rules 13a-15 and 15d-15

I, Monte Zweben, the Chief Executive Officer of Blue Martini Software, Inc. (“the Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Blue Martini Software, Inc;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) for the registrant and have:

a.
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period I which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (“Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002

/s/ Monte Zweben Monte Zweben Chief Executive Officer

Certification Pursuant to Securities and Exchange Act of 1934 Rules 13a-15 and 15d-15

I, Robert E. Cell, the Chief Financial Officer of Blue Martini Software, Inc. (“the Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Blue Martini Software, Inc;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) for the registrant and have:

a.
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period I which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (“Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002

/s/ Robert E. Cell Robert E. Cell Chief Financial Officer