Form 10-K
period 2002-12-31
BLUE MARTINI SOFTWARE INC
filed 2003-03-28
CIK 1077814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Common Stock on June 28, 2002 as reported on the Nasdaq National Market was approximately $34,092,000. Shares of Common Stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of June 28, 2002. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock as of March 4, 2003 was approximately 10,539,000.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the registrant’s 2003 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K Report.

BLUE MARTINI SOFTWARE, INC.

ANNUAL REPORT

PART I

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “can,” “may,” “believe,” “designed to,” “will,” “expect,” “plan,” “anticipate,” “estimate,” “potential,” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to Blue Martini Software, Inc. (the “Company”, “Blue Martini”, or “we”) as of the date thereof, and the Company assumes no obligation to update any forward-looking statement or risk factors.

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

Blue Martini provides software designed to improve the way companies sell and market, as well as services related to the implementation and maintenance of our software. Our Intelligent Selling Systems are unique because they allow our customers to incorporate their specific sales and marketing expertise into our application software. The combination of the intelligence embedded in our applications and their own best practices allows our customers to automate important sales and marketing processes that would otherwise require significant time and effort from their product, marketing and sales experts. This intelligent automation helps our customers reduce their costs of operations by freeing up their employees’ time. In addition, our products are also designed to help our customers increase their revenues by extending their selling expertise throughout their entire sales force as well as to their channel partners and their websites.

Our Intelligent Selling Systems leverage intelligence to help our customers shorten sales cycles, increase revenues, and reduce the costs to sell. Our systems can help an organization:

•	extend its selling knowledge and expertise to its channel partners, to help them sell more effectively;

•	by enabling its retail sales and marketing personnel to contact customers more easily and proactively to increase store traffic; and

•	by enabling customers to serve themselves through the most efficient selling channel - the Internet.

Our Intelligent Selling Systems have helped our customers:

•	by reducing the time it takes a direct salesforce to generate customer proposals;

•	by helping end-customers serve themselves efficiently through low-cost channels, reducing manual order costs;

•	by automating and scaling personalized interactions within stores so that the techniques of a company’s best salespeople are automated for all its salespeople; and

•	by helping marketers improve their campaigns, which can in turn increase order sizes.

For example, one customer’s use of our Intelligent Selling Systems reduced the time it took its sales people to perform needs analysis, quote a solution, and deliver a customer-ready proposal from two weeks to less than one hour.

Leading retailers, including Carrefour, Debenhams, Kohl’s, Menards and Saks Fifth Avenue, and leading manufacturers, including DuPont, Hewlett-Packard, Lanier and Rhodia have selected our solutions.

Solution Benefits and Differentiating Factors

Today, we primarily market our Intelligent Selling Systems to retailers and manufacturers. Our solutions are designed to deliver unique competitive advantages and benefits to our customers:

Intelligence.    Our Intelligent Selling Systems are powered by a suite of intelligent engines that uniquely differentiate us from traditional database applications. Where database applications are useful in tracking and presenting information, our intelligent engines enable companies to automate key sales and marketing processes to reduce sales cycles and sell more effectively. Our intelligent engines include:

•	an analytics engine that employs machine learning to segment customers and discover patterns of customer behavior,

•	a constraint engine that can model complex needs analysis, configuration, and pricing knowledge, and

•	a process-modeling engine that can intelligently interact with a customer over time and across multiple channels (e.g., email, a website, and a retail store).

We believe that the breadth and depth of the intelligent systems embedded in our applications provides Blue Martini with a unique competitive advantage. By continuing to focus research and development on extending these core intelligent systems, as well as the applications that leverage this intelligence, we hope to be able to compete effectively in the marketplace against larger vendors that offer more basic customer-tracking functionality.

Flexible Architecture.    Our architecture is modular, allowing customers to implement point solutions today to solve critical business issues, and then to easily add other modules later without extensive time-consuming integration. With our J2EE architecture and our focus on enabling business users to operate applications, we enable companies to easily and rapidly customize our applications to fit their particular business needs, rather than forcing companies to change business processes to suit the software.

Easy Deployment and Integration.    Our applications are designed to be implemented quickly and efficiently and to fit easily within existing IT environments. Our applications can work either stand-alone, as integrated into a disparate applications environment, or as extensions of existing CRM applications, such as sales force automation and campaign management.

Scalable Operations.    Our application suite architecture is designed to support a large number of concurrent users, and our performance has undergone benchmark tests with excellent results. Our applications can be installed across any number of web and application servers, making it possible to support large amounts of content, products and concurrent users.

Vertical Expertise.    Blue Martini has deployed solutions for leading manufacturers and retailers worldwide. Designed by industry experts in collaboration with customers, Blue Martini industry solutions for retail and manufacturing are modular point solutions that include industry-specific functionality, starter templates, and best practices. Applications can be deployed individually or as a complete package, so companies have the flexibility to address their most pressing issues quickly, with a roadmap to a future integrated solution. Blue Martini industry solutions are tailored to meet the unique competitive requirements inherent in each industry. Our industry solutions have been labeled as “Visionary” by leading industry analyst firms and recognized for their innovation with industry awards.

Products-

Blue Martini Industry Solutions

Blue Martini offers two primary industry solutions: Blue Martini for Manufacturers and Blue Martini Retail CRM.

Blue Martini for Manufacturers.    In April 2002, we acquired The Cybrant Corp. (“Cybrant”). The Cybrant products extended the capabilities of our existing product line, enabling our customers to configure, quote, price and sell complex products and services over the Internet and other sales channels, including distribution partners. Our Intelligent Selling Systems for manufacturers build on the core capabilities inherent in these products.

Blue Martini solutions for manufacturers are designed to shorten sales cycles and improve customer service by using Intelligent Selling Systems to automate complex sales processes across every channel - direct sales force, channel partners, and directly to customers. Manufacturers such as Bristol-Myers Squibb’s Oncology Therapeutics Network, DuPont, Hewlett-Packard, and Rhodia have selected or successfully deployed our solutions.

Blue Martini solutions for manufacturers include applications that address the entire selling process, from assessing customer needs to providing service after the sale. Leading manufacturers use these solutions to:

•	Assess Needs & Design Solutions - Blue Martini Solution Design is designed to automate the process of selecting the optimal combination of products and services to match customer requirements. Our solution helps a company embed its best practices in an application available to the entire sales force and channel partners, allowing creation in hours of a proposal that might previously have required days of complex sales-engineering work to generate. As a result, companies can achieve dramatic reductions in selling costs while gaining a competitive advantage.

•	Quote & Propose - Blue Martini Quote Manager is designed to automate a company’s existing quoting process to improve accuracy and accelerate its response to requests for quotes. The process typically begins with a request for a quote (RFQ), which often includes several stages as sales representatives add products, prices and terms, and then proceed to negotiate and secure approval as necessary. Blue Martini Pricing Configurator is designed to automate the widespread use of sophisticated pricing policies for both internal users and channel partners. Blue Martini Proposal Generator is designed to automate the creation of complete proposals for sales opportunities, assembling the necessary content (including quotes, pricing terms, product descriptions, graphics/schematics, and even custom CAD layout) tailored to the selected products.

•	Order & Service - Blue Martini B2B E-Commerce is designed to enable an online presence that can be extended to any combination of sales representatives, distributors, resellers, and customers. A Blue Martini-powered website is a convenient portal (available 24 hours a day, 7 days a week) for buyers to negotiate quotes, review contracts, place orders, arrange payment and shipping, make post-sale service requests and purchase aftermarket parts or other products. Customers using this application can create a centralized repository for product catalog and content; such customers have reduced the cost of order processing and are better positioned to retain customers.

Blue Martini Retail CRM.    Blue Martini is a leader in the retail industry in deploying CRM solutions that use Intelligent Selling Systems to help retailers understand and interact with their customers to create loyalty and drive sales. Blue Martini Retail CRM applications can be implemented individually or deployed as an integrated suite. Our CRM solutions include:

•	Clienteling -Blue Martini Clienteling is designed to automate the retail best practice of intensive, high-quality customer service. Clienteling enables store associates to provide customers with timely messages, targeted promotions, event details and suggested merchandise through store-based kiosks, point-of-sale (POS) devices, personal computers, and wireless handheld devices.

•	Gift Registry- Blue Martini offers robust stand-alone gift registry solutions, and can also enhance existing gift registries with new marketing features designed to increase registry sales (such as a multi-channel wish list synchronized in real time with a company’s store, website, kiosks, wireless devices and call centers). Integration with wireless devices enables shoppers to add desired items to their wish lists by scanning them electronically, while viewing relevant information as well as offers to purchase additional complementary products.

•	Loyalty Marketing - Blue Martini enhances loyalty programs (such as store reward cards) by automating event-driven loyalty actions such as discounts or other offers. For example, retailers can use Blue Martini-powered loyalty solutions to retrieve customer loyalty point levels from an existing data warehouse and automatically generate offers and communications via e-mail when loyalty point levels approach or reach specified milestones.

•	Campaign Management - Blue Martini Campaign Management is designed to enable marketing and merchandising teams to roll out event-triggered, multi-step campaigns across all sales channels in a cost-

effective manner. It can be used either as a standalone application or in conjunction with a company’s other sales and marketing applications.

•	E-Commerce – Blue Martini Commerce provides a rich website environment for both taking orders and driving traffic to physical stores. This application is designed to simplify product, content and assortment management for business users, thereby eliminating dependence on technical resources to support changes to websites. Blue Martini Commerce can also help streamline site management by consolidating multiple existing websites into a single infrastructure.

•	CRM@POS – Blue Martini Retail CRM at the Point of Sale (POS) is designed to enable sales associates in a store to deliver targeted, personalized messages to customers to improve sales and deliver value-added services. These messages can be used to promote return visits, to market events and programs, to cross-sell products and services, and to deliver messages triggered by a customer event or campaign.

Services

While our business model focuses on the development and licensing of software, we also offer a comprehensive selection of services to our customers, including professional, technical support and training services, as well as value-added data analysis services. In 2002, 2001 and 2000, revenues derived from these services accounted for 82%, 66% and 43% of our total revenues, respectively.

Blue Martini Consulting.    We offer professional services to our customers for the deployment of our application suite and its integration with third-party software such as traditional call centers, sales force automation, enterprise resource planning and supply chain management systems. Our service professionals work directly with our customers as well as with third-party systems integrators and regional consulting organizations.

Blue Martini Support.    We offer comprehensive technical support designed to allow companies to quickly and effectively address technical issues as they arise and to provide updates and upgrades to our customers.

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

Blue Martini Analytic Services.    We offer our customers value-added data analysis services on both a subscription and time and material basis. Our Blue Martini Analytic Services process and analyze transaction, clickstream, customer and product data to produce insights that help our clients understand, target and interact with their customers. Our dedicated Analytic Services consultants apply state-of-the-art analysis tools, such as data mining and visualization, based on their extensive experience with industry best practices, information design, target marketing and merchandising. Our analytic service investigations use the data mining and analytics, visualization, targeting and campaign management capabilities of our application suite.

Alliances

We have alliances with consulting and system integrator firms, independent software vendors, and platform and infrastructure providers. Many of these alliances are terminable at will upon thirty days’ notice by either party.

Consulting and System Integrators (CSI).    CSI alliance members typically lead the integration projects at our customer sites. We offer CSI alliance members benefits such as discounted training fees, assigned or dedicated account managers, participation in joint marketing activities, access to our software, and the opportunity to participate in joint development projects within related industries. In addition, we have programs in place with some alliance members that provide bonuses for customer referrals. In return, CSI alliance members pay a fee, train their consultants, and participate with us in marketing activities. Our CSI alliance members help us develop customer relationships, and similarly we recommend our CSI alliance members to our customers. Our customers pay us directly for our application suite and pay our CSI alliance members directly for their services. By recruiting, training, and managing personnel deploying our software, CSI alliance members permit us to focus on developing and distributing our application suite and on providing additional technical expertise periodically required during consulting service engagements. Our CSI alliance members include Accenture, AKQA, Axion Solutions, Cap Gemini E&Y, Enabler, Good Technology, IBM Global Services, Martin Williams, Plaut Consulting, and Syntegra.

Independent Software Vendors (ISV).    Our ISV alliance members deliver software products that complement our application suite. Their offerings include fulfillment, transportation management, product configuration, assisted selling, content enhancement, marketplace infrastructure, and customer relationship management software. In addition, we partner with ISVs focused on specific market segments to enhance our application suite’s applicability in the retail and manufacturing markets. Our ISV alliance members help us to develop customer relationships, and similarly we recommend our ISV alliance members to our customers. Our customers pay directly for our application suite and typically pay our ISV alliance members directly for their products; however, we pay royalties to some alliance members where their technology is embedded in or bundled with our solutions. Our ISV program facilitates the delivery of packaged adapters that connect the Blue Martini application suite to our alliance members’ software. Delivery of packaged adapters requires software development at the outset as well as validation of the packaged software for each release of our application suite. Our ISV alliance members include Ariba, CyberSource, Equilibrium, Fujitsu-Siemens, IBM, Informatica, Macromedia, SAS Institute, and TIBCO Software.

Platform and Infrastructure (PI).    Our PI alliance members provide our customers with the hardware and software infrastructure used for the deployment of our application suite. Our PI alliance members sell hardware, operating systems, database products, and software services. We perform the software development work necessary to ensure that our software supports the platforms of our PI alliance members. Our customers pay us directly for our application suite and pay our PI alliance members directly for their products and services; however, we pay royalties to some alliance members where their technology is embedded in or bundled with our solutions. Our PI alliance members include Acxiom, BEA, IBM, and Symbol Technologies.

Technology

Our application suite incorporates technologies for data analysis, visualization, personalization, configuration, solution design, and workflow. Our engineering staff has developed software that can respond rapidly without interruption to large numbers of concurrent customers. Our application suite incorporates technologies including a Java application server, full-text retrieval software, constraint engine, UI generation software, rules induction software, rules execution software, a workflow system, data transformation software, visualization libraries and a reporting system.

Our application suite is built upon a three-tiered architecture designed to deliver consistent, high performance operation in an uncertain environment where demand imbalances and equipment failures are common. Website requests are handled by a layer of web servers. These web servers return and cache static content, but forward dynamic web requests to a layer of application servers. These application servers execute business logic that typically requires access to data stored in read-only catalog databases. To improve performance, our architecture automatically caches catalog and session data in memory to avoid slow database access. These catalog databases can also be replicated to further improve support for large numbers of customers without interruption. Customers can easily handle increased website volume by adding any combination of web, application or database servers. Read-write transaction databases record customer transactions as well as updates to end-customer profiles. Optionally, business logic for some functions can be executed as Java applets on the client to further enhance performance and scalability.

Our software is developed in the Java programming language to take advantage of the graphical user interface and functional libraries available in Java, as well as the speed of development made possible by other Java features such as pointer-less references and automatic memory management.

Research and development expenses totaled $13.4 million, $18.6 million and $14.7 million for 2002, 2001 and 2000, respectively.

Sales Capabilities

During 2002, 2001 and 2000, no individual customer accounted for more than 10% of our revenues. Our total revenues were $33.6 million, $59.9 million, and $74.3 million for 2002, 2001 and 2000, respectively. International revenues for 2002, 2001 and 2000 were $7.7 million, $14.4 million and $10.4 million, respectively, representing 23%, 24% and 14% of revenues, respectively. We currently have sales offices in Australia, France, Japan, the Netherlands, the United Kingdom, and the United States.

Acquisitions

On April 16, 2002, we acquired The Cybrant Corporation (“Cybrant”) through the merger of a wholly owned subsidiary of Blue Martini with and into Cybrant, with Cybrant surviving as a wholly owned subsidiary of Blue Martini (“the Merger”). The Cybrant products enable customers to sell complex products and services.

Competition

The market for our product is intensely competitive, constantly evolving, and subject to rapid technological change. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could reduce our future revenues or earnings. We expect the intensity of competition to increase in the future. Our products’ current competition includes:

•	Internally Developed Systems. Information technology, or IT, departments of potential customers have developed or may develop systems that provide for some or all of the functionality of our product. We expect that internally developed application integration and process automation efforts will continue to be a principal source of competition for the foreseeable future. In particular, it can be difficult to license our product to a potential customer whose internal development group has already invested substantially in, and made progress towards completion of, the systems that our product is intended to replace.

•	Point Applications. Our products compete with stand-alone point solutions offered by providers such as BroadVision, Inc., Selectica, Inc., Vignette Corporation, Unica Corporation and Trilogy Software, Inc..

•	Components. Our products compete with components offered by vendors such as Art Technology Group, Inc. and Microsoft Corporation.

•	Traditional Customer Relationship Management Software. Our products compete with CRM products offered by vendors such as Oracle Corp., PeopleSoft, Inc., SAP AG, E.piphany, Inc., and Siebel Systems, Inc..

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

Our market is relatively new and is evolving rapidly. We believe that our primary competitive advantages are our vertical domain expertise, the breadth and depth of our product’s functionality and features, and our product architecture and technology. We may not be able to maintain our competitive position against current and potential competitors, especially those with greater financial, sales, marketing, professional services, technical support, training and other resources.

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

We license technologies from several software providers that are incorporated in our product. We anticipate that we will continue to license technology from third parties in the future. In particular, we license application server technology from BEA Systems, Inc. and IBM Corporation, we license a rules engine from Blaze Software Inc. that automates the execution of business processes according to criteria set by our customers, and we license configuration technology from Array Technologies that is incorporated in our interactive selling applications. The license agreement with IBM expires in October 2003, the license agreement with Blaze expires in June 2007, the license agreement with BEA expires in July 2007, and the license agreement with Array Technologies is indefinite in term. We may not be able to renew our licenses for these technologies on commercially reasonable terms, if at all. The loss of these technologies or other technologies that we license could prevent sales of our product and increase our costs until substitute technologies, if available, are developed or identified, licensed and successfully integrated into our product. Even if substitute technologies are available, there can be no guarantee that we will be able to license these technologies on commercially reasonable terms, if at all.

We license the modules of our application suite and require our customers to enter into license agreements that impose restrictions on their ability to reproduce, distribute and utilize the modules. In addition, we seek to avoid disclosure of our trade secrets through a number of means, including but not limited to, generally restricting access to our source code and object code and requiring those entities and persons with access to our proprietary information to agree to confidentiality terms which restrict their use and disclosure. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We cannot assure that any of our proprietary rights with respect to our applications will be viable, or of value, in the future since the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

We have one issued patent relating to our configuration products, issued on June 11, 2002, and have several United States patent applications pending. It is possible that some or all of the patents that we have applied for will not be issued, and even if issued, that some or all may be successfully defended. It is also possible that we may not develop proprietary products or technologies that are patentable, that any patent issued to us may not provide us with any competitive advantages or that the patents of others will harm our ability to do business.

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

In the future, a third party may bring suit claiming that we or our current or future products infringe their patents, trade secrets or copyrights. Any claims, with or without merit, could be costly and time-consuming to defend, divert our management’s attention or cause product delays. We may not have patents that we could use defensively against a company bringing such a claim. If our product was found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements to be able to sell our product. Royalty and licensing agreements, if required, may not be available on terms acceptable to us, if at all, which could harm our business.

Employees

As of December 31, 2002, we had 255 employees, 218 of whom were based in North America, 28 were based in Europe, and 9 were based in Asia. Of these employees, 75 were in sales and marketing, 59 were in product development, 89 were in professional services, technical support and training and 32 were in finance, human resources, legal, information systems and administrative functions. Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage. We believe our employee relations are good.

Availability of this Report

The registrant intends to make this annual report on Form 10-K publicly available on its web site (www.bluemartini.com) shortly after filing with the Commission. The registrant assumes no obligation to update or revise any forward looking statement in this annual report, whether as a result of new information, future events or otherwise, unless it is required to do so by law.

ITEM 2.     PROPERTIES

Our principal administrative, research and development, sales, consulting and marketing activities are conducted in 44,000 square feet of leased space in San Mateo, California. Leases covering approximately 12,000 square feet of this leased space expire in 2005, with the balance expiring in 2006. In addition, related to the Cybrant acquisition in April 2002, we have a lease covering approximately 12,000 square feet in Boca Raton, Florida that expires in 2003. Our European headquarters is located in leased space in Bracknell, United Kingdom. We also lease satellite offices in cities elsewhere in the United States and in Australia, France, Japan, and the Netherlands, to support our worldwide sales and professional services organizations.

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

On August 8, 2001, all IPO-related lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. In accordance with Judge Scheindlin’s orders, Blue Martini has not answered the complaint, and no discovery has been served.

Also in accordance with Judge Scheindlin’s orders, plaintiffs filed amended consolidated complaints on April 19, 2002. Blue Martini joined in a global motion to dismiss the IPO Lawsuits on July 15, 2002. On or about October 9, 2002, the Company’s directors and officers were dismissed without prejudice pursuant to a stipulated dismissal and tolling agreement between the plaintiffs and certain individual defendants. On November 1, Judge Scheindlin presided over an all-day hearing on the global motions to dismiss. On February 19, 2003, Judge Scheindlin issued a ruling on the global motion to dismiss; with respect to Blue Martini, the motion was granted in part and denied in part. The Company believes that this lawsuit is without merit and intends to defend against it vigorously, and further believes that the ultimate outcome of this lawsuit will not have a material adverse effect on its financial position and results of operations.

On or about May 3, 2002, a shareholder’s derivative complaint was filed in Superior Court of the State of California, County of San Mateo, under the caption Richard D. Yager, derivatively on behalf of Blue Martini Software, Inc., v. Zweben et al. The complaint purported to be filed on behalf of Blue Martini, and named as defendants Blue Martini (as a nominal defendant), Blue Martini’s officers and directors as of its IPO (Monte Zweben and John Calonico, its chief executive officer and then-chief financial officer, respectively, and directors James C. Gaither, A. Michael Spence, Edward R. Vick, Andrew Verhalen, and William F. Zuendt), and Goldman Sachs, the managing underwriter of Blue Martini’s IPO. The complaint alleged that the defendants breached fiduciary and other duties, were negligent, and were unjustly enriched because the IPO price of Blue Martini’s stock allegedly was set too low. The plaintiff sought unspecified monetary damages and other relief. The case was subsequently removed to the United States District Court for the Northern District of California. Blue Martini filed a motion to dismiss incorporating the motion for judgment on the pleading filed by co-defendant Goldman Sachs. On October 31, 2002, the Court granted the motions to dismiss and motion for judgment on the pleadings without leave to amend and entered a judgment dismissing the complaint. On or about December 2, 2002, the plaintiff filed a notice of appeal. The appeal is pending before the Ninth Circuit U.S. Court of Appeals, with briefs to be filed in the spring of 2003. The Company believes that the appeal is without merit and intends to oppose it vigorously. The Company believes that the ultimate outcome of this action will not have a material adverse effect on its financial position and results of operations.

On or about July 24, 2002, a complaint was filed against the Company in the Supreme Court of the State of New York, County of Queens. The complaint, captioned Fresh Direct, Inc. v. Blue Martini Software, Inc., was filed by a customer that had licensed our products and engaged us to perform related services. The complaint was amended on or about August 26, 2002, to change the plaintiff to Fresh Direct, LLC as successor to Fresh Direct, Inc. The amended complaint asserts claims for breach of contract, breach of warranty, negligent misrepresentation, fraud, and unjust enrichment. On or about September 18, 2002, the Company filed a motion to dismiss the amended complaint. On or about October 23, 2002, Fresh Direct opposed the motion to dismiss and filed a cross-motion for leave to file a second amended complaint, which the Company subsequently opposed. Both motions are fully briefed and pending before the court. The Company believes that it has meritorious defenses and counterclaims against this lawsuit and intends to pursue them vigorously. The Company believes that the ultimate outcome of this action will not have a material adverse effect on its financial position and results of operations.

In addition, we may be subject to additional legal proceedings and claims, asserted or unasserted, that are in the ordinary course of business; the outcome of these proceedings and claims cannot be predicted.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

One matter was submitted to a vote of security holders on November 12, 2002 at a special meeting of stockholders: the approval of amendments to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our common stock pursuant to which any whole number of outstanding shares between and including five and twelve would be combined into one share of our common stock with the final determination to be made by the Company’s Board of Directors. The result of the vote of security holders relating to this is as follows:

Votes in Favor	Votes Against	Abstentions
65,758,371	1,204,189	31,148

Based on these voting results, the stockholders approved a reverse stock split of our common stock pursuant to which any whole number of outstanding shares between and including five and twelve would be combined into one share of our common stock with the final determination to be made by the Company’s Board of Directors. After the stockholder approval, the Company’s Board of Directors approved a reverse stock split of our common stock pursuant to which every seven outstanding shares of common stock as of November 13, 2002 were combined into one share of common stock.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Our common stock is listed on the Nasdaq National Market under the symbol “BLUE”. The following high and low sales prices were reported by Nasdaq in each quarter during the last two years. All amounts give retroactive effect to the Company’s one for seven reverse stock split, which was effective on November 12, 2002.

	High	Low
Year Ended December 31, 2002:
Fourth quarter	$4.27	$2.24
Third quarter	$8.33	$3.71
Second quarter	$11.83	$4.55
First quarter	$22.11	$9.10

Year Ended December 31, 2001:
Fourth quarter	$22.39	$5.11
Third quarter	$22.32	$4.90
Second quarter	$39.05	$11.59
First quarter	$100.81	$12.25

The reported last sale price of our common stock on the Nasdaq National Market on February 24, 2003 was $2.70. The approximate number of holders of record of the shares of our common stock was 398 as of March 4, 2003. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record. We estimate that the number of beneficial stockholders of the shares of our common stock as of March 4, 2003 was approximately 13,640.

We have sold and issued the following unregistered securities during the period covered by this report: Effective November 2002, we issued 59,509 unregistered shares to Mike Borman, our former President and Chief Operating Officer, pursuant to the terms of his separation agreement with the Company. The sale and issuance of the securities described above was deemed to be exempt from registration under the Securities Act by virtue of Regulation D promulgated under §4(2) of the Securities Act. We have not paid any cash dividends on our capital stock. For the foreseeable future, we intend to retain our earnings to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”

(b) There has been no change to the disclosure contained in our report on Form 10-K for the year ended December 31, 2000 regarding the use of proceeds generated by our initial public offering.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data is derived from our consolidated financial statements. This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of Blue Martini Software, Inc. and the notes to consolidated financial statements included elsewhere in this annual report. The consolidated statement of operations data set forth below for each of the years in the three-year period ended December 31, 2002 and the consolidated balance sheet data as of December 31, 2002 and 2001, are derived from, and qualified by reference to, the audited financial statements appearing elsewhere in this Annual Report. The statement of operations data for the periods ended December 31, 1999 and 1998, and the balance sheet data as of December 31, 2000, 1999 and 1998, are derived from audited financial statements not included herein. All references to earnings per share and the number of common shares have been retroactively restated to reflect the one-for-seven reverse stock split, effected on November 13, 2002.

The 2001 and 2000 statements of operations have been reclassified to conform to the 2002 presentation to present amortization of deferred stock compensation as a separate line item. The expense was previously included in cost of revenues, sales and marketing, research and development, and general and administrative expenses. The 2001 statement of operations has been reclassified to conform to the 2002 presentation to reflect certain out-of-pocket expenses reimbursed by customers as revenues and cost of revenues in accordance with Emerging Issues Task Force (“EITF”) Topic D-103, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred.” The impact was an increase to both service revenues and cost of service revenues of $2.4 million for the year ended December 31, 2001. This reclassification was not made in the statement of operations for 2000, 1999 and 1998, as the amounts were not separately tracked. The 2001 and 2000 balance sheets have been reclassified to conform to the 2002 presentation to reflect accrued interest receivable related to short-term investments, previously reported as part of other current assets, as part of short-term investments. The accrued interest amount reclassified at December 31, 2001 and 2000 were $1.8 million and $2.7 million, respectively.

	Year Ended December 31,
	2002	2001	2000	1999	1998*
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
License	$5,915	$20,438	$42,650	$7,205	$—
Service	27,708	39,476	31,601	4,027	—

Total revenues	33,623	59,914	74,251	11,232	—

Cost of revenues:
License	3,812	4,122	3,754	719	—
Service	20,164	37,359	34,676	5,480	—

Total cost of revenues	23,976	41,481	38,430	6,199	—

Gross profit	9,647	18,433	35,821	5,033	—

Operating expenses:
Sales and marketing	26,920	46,661	45,962	7,736	725
Research and development	13,380	18,623	14,671	7,076	562
General and administrative	7,590	10,900	11,449	1,348	310
Amortization of deferred stock compensation	(794)	12,014	30,571	—	—
Impairment of long-lived assets and goodwill	16,678	—	—	—	—
In-process research and development	800	—	—	—	—
Restructuring charges	6,363	6,257	—	—	—

Total operating expenses	70,937	94,455	102,653	16,160	1,597

Loss from operations	(61,290)	(76,022)	(66,832)	(11,127)	(1,597)
Interest income and other, net	2,438	6,418	4,745	253	15

Net loss	$(58,852)	$(69,604)	$(62,087)	$(10,874)	$(1,582)

Basic and diluted net loss per common share	$(5.80)	$(7.62)	$(10.63)	$(3.31)	$(0.50)

Shares used in computing basic and diluted net loss per common share	10,140	9,136	5,839	3,281	3,143

* Period from June 5, 1998 (inception) to December 31, 1998

	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$60,750	$97,499	$156,341	$12,924	$261
Working capital	52,035	85,468	129,676	7,708	53
Total assets	69,592	122,421	199,824	20,360	742
Long-term obligations, less current portion	—	—	117	544	39
Total stockholders’ equity	51,105	102,462	156,171	10,295	317

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and notes thereto. We use a calendar fiscal year.

We provide software designed to improve the way companies sell and market. Our Intelligent Selling Systems are unique because they allow our customers to incorporate their specific sales and marketing expertise into our application software. The combination of the intelligence embedded in our applications and their own best practices allows our customers to automate important sales and marketing processes that would otherwise require significant time and effort from their product, marketing and sales experts. Our revenues are derived from the licensing of our software and the sale of related services. The license agreement for our software typically provides for an initial fee for limited use of the software in perpetuity, with use limited by the number of servers (CPUs), business unit, geographic area, brand or other similar limitations. Service revenues are principally derived from consulting services, maintenance and training. Our maintenance agreements typically are payable in advance, entitle customers to receive software updates, maintenance releases and technical support, and have a one-year term. Consulting services and training are generally sold on a time-and-materials basis.

We market our application suite primarily through a direct sales force. We also engage in alliances with systems integrators and technology vendors to assist us in marketing and selling our software and related services. Some of our customers use systems integrators to implement our product, and systems integrators are a significant influence in our customers’ purchasing decisions. We primarily target our products to the manufacturing and retail industries but have also delivered solutions to customers in wide range of industries, including education, energy, healthcare, pharmaceuticals and telecommunications.

While our revenues to date have been derived principally from customers in the United States, international revenues accounted for 23% of our revenues for 2002 and 24% of our revenues for 2001. We believe that international revenues may represent a significant portion of our total revenues in the future but may fluctuate as a percentage of revenues in the near term. Although we have a limited operating history, our quarterly operating results have experienced seasonal fluctuations in the past. Quarterly results fluctuate based on several factors, including our customers’ fiscal year, budgeting cycles, sales incentive plans, slow summer purchasing patterns and general economic conditions in markets where we conduct business.

To date, we have derived a significant portion of our revenues from a small number of customers. No single customer accounted for more than 10% of our total revenues for 2002. While we do not anticipate that any one customer will represent more than 10% of total revenues in 2003, we do expect that a limited number of customers will continue to account for a substantial portion of our license and service revenues in a given quarter. Sales to our ten largest customers accounted for 42% of total revenues in 2002, 39.3% of revenues in 2001 and 32.2% of revenues in 2000. The loss of a major potential customer or the delay or cancellation of anticipated significant license contracts would adversely affect our revenues and operating results in a particular quarterly period. Failure to obtain a significant number of new customers or additional orders from existing customers in any period would adversely affect our business and operating results.

We believe that, to be successful, we must expand our customer base, expand our relationships with our existing customer base, grow our relationships with consulting and system integrator partners, and continue to enhance our application suite. Our operating expenses are based in part on our expectations of future revenues over the long term, and are largely fixed in the short term. As such, a delay in completion of new customer license contracts or the recognition of revenues from one or more license contracts could cause significant variations in our operating results from quarter to quarter and could result in net losses in a given quarter being greater than expected.

Overview of 2002

In the fourth quarter of 2002, we completed a restructuring accompanied by a strategic re-organization designed to focus the Company on our target industries. As we have developed products and focused our marketing on the manufacturing and retail sectors, we have re-organized our sales and marketing resources along these two distinct industry groups – one for manufacturing, and one for retail.

Difficult economic conditions persisted throughout 2002, and sales contraction continued from 2001. During the year, we signed 21 new customers, a decrease from 29 new license contracts signed in 2001. Our license revenues decreased to $5.9 million in 2002 from $20.4 million in 2001. Our total revenues of $33.6 million in 2002 were down compared to revenues of $59.9 million reported for 2001. On the positive side, we were successful in significantly decreasing our cost structure in 2002 compared to 2001 resulting in reduced net loss of $58.9 million in 2002, compared to $69.6 million in 2001, and operating cash outflows of $35.6 million in 2002 compared to $51.7 million in 2001.

We reduced our cost structure in 2002 through three restructuring programs that included reductions totaling approximately 120 employees. In January, July, and October of 2002, we implemented restructuring plans intended to strengthen our operating performance and competitive position by preserving cash and reducing costs. The October 2002 restructuring activities also included accrual for vacant facility charges. The total 2002 restructuring charge amounted to $6.4 million.

On April 16, 2002, we completed the acquisition of The Cybrant Corp. (“Cybrant”) through the merger of a wholly owned subsidiary of Blue Martini with and into Cybrant, with Cybrant surviving as a wholly owned subsidiary of Blue Martini (“the Merger”). The Cybrant products enable customers to sell complex products and services. The operating results of Cybrant have been included with our results beginning with the date of acquisition.

On November 13, 2002, we implemented a one for seven reverse split of our common stock. As a result of this reverse split, every seven outstanding shares of our common stock were combined into one share of common stock. Immediately after the reverse split, the number of outstanding shares of our common stock was reduced from approximately 74 million shares to approximately 10.6 million shares, and the per share price of our common stock as listed on the Nasdaq National Market rose from $0.49 at the close of trading on November 13, 2002 to $3.36 at the open of trading on the Nasdaq National Market on November 14, 2002.

The “Results of Operations” section below discusses our 2002 results in more detail.

Results of Operations

Revenues

License.    License revenues totaled $5.9 million, $20.4 million and $42.7 million for 2002, 2001, and 2000, respectively. The decrease in license revenues in 2002 as compared to 2001 was due to a decrease in average size and number of license transactions. The decrease in license revenues in 2001 as compared to 2000 was due to a decrease in software licenses to new customers. In 2001 we transitioned the license revenue model from enterprise license to limited-use license. The limited-use license is usually limited to a number of servers (CPUs), business units, geographies, brands or other similar limitations. We believe that the decrease in average size of license transactions is due partly to our offering of limited-use licenses which are generally smaller in size than enterprise transactions while offering greater possibility for follow-on licensing, and partly to competitive pricing pressure.

We attribute the decrease in license revenues in part to the overall global economic and business conditions that adversely impact information technology spending, particularly by companies in our target markets. Our business is affected by the economic and business conditions of these target markets and the level of demand for information technology within these industries, resulting in an increase in the average length of our sales cycles, a marked increase in competitive pricing pressure and a decrease in the average revenues derived from license transactions as well as in the total number of such license transactions in 2002 compared to 2001 and 2001 compared to 2000. Overall economic conditions continue to be extremely difficult and customers in our target markets have reduced their capital spending. We expect these conditions to persist in the foreseeable future, thus affecting our license revenue levels.

We began offering software products acquired from the Cybrant acquisition in the second quarter of 2002. Because our professional services related to these arrangements were deemed essential to the functionality of the software, we initially accounted for license revenues from the Cybrant software products using the percentage-of-completion method under SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. In the fourth quarter of 2002, upon repeated successful implementations of the Cybrant application, we determined that our professional services were not essential to the functionality of the software, and as such, in the fourth quarter of 2002, we began to recognize license transactions relating to the Cybrant software products upon delivery, instead of using the percentage-of-completion method, subject to meeting all other revenue recognition criteria.

Service.    Service revenues include revenues from consulting, technical support (maintenance) and to a lesser extent training activities. Service revenues totaled $27.7 million, $39.5 million and $31.6 million for 2002, 2001, and 2000, respectively. As a percentage of total revenues, service revenues were 82%, 66% and 43% for 2002, 2001 and 2000. The decrease in service revenues in absolute dollar terms in 2002 compared to 2001 was due primarily to reductions in both our maintenance revenues and our consulting service engagements. The reduction in maintenance revenue is primarily a result of a decrease in new license revenues and a decrease in renewal rates. The reduction in consulting revenues is due primarily to a decrease in the scope and the size of service engagements resulting from an overall reduction in license activities. The increase in service revenues in 2001 as compared to 2000 was primarily due to increased consulting service engagements and customer maintenance agreements, as well as an increase in training revenues. We expect that our service revenues will continue to fluctuate.

The 2001 statement of operations has been reclassified to conform to the 2002 presentation to reflect certain out-of-pocket expenses reimbursed by customers as revenues and cost of revenues in accordance with Emerging Issues Task Force (“EITF”) Topic D-103, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred.” The impact was an increase to both service revenues and cost of service revenues of $2.4 million for the year ended December 31, 2001. This reclassification was not made in the statement of operations for 2000, as the amounts were not separately tracked.

Cost of Revenues

License.    Cost of license revenues generally consists of royalty payments to third parties, amortization of prepaid royalties and amortization of purchased intangible assets for technology that is either embedded in or bundled with our software. Cost of license revenues for 2002 includes amortization of intangible assets acquired in the Cybrant acquisition as well as accelerated amortization totaling $638,000 related to technology rights in the form of prepaid royalties for which we reduced the estimated useful lives.

Cost of license revenues was $3.8 million in 2002 compared to $4.1 million in 2001 and $3.8 million in 2000. These amounts represented 64% of license revenues in 2002, 20% in 2001 and 9% in 2000. The decrease in costs of license revenues in absolute dollar terms in 2002 from 2001 was due to reduction in royalties expense arising from the reduction in license revenues, which was partially offset by amortization of intangibles acquired in the Cybrant acquisition and the accelerated amortization of prepaid royalties as discussed above. In 2002, we wrote-off the majority of the assets that were previously amortized as costs of license. These assets included some of the long-lived assets discussed below under the heading “Impairment of Long-lived Assets and Goodwill.” The increase in cost of license in 2001 from 2000 was due to amortization of technology acquired in late 2000, partially offset by reduced license revenues.

Based on agreements currently in place, cost of license revenues in 2003 will consist of a fixed amount of approximately $230,000 for amortization of remaining acquired technology and payments required under technology license arrangements, and variable amounts estimated to be approximately 5% of license revenues for payments required under technology license arrangements.

Service.    Cost of service revenues consists primarily of salaries and other personnel-related expenses, costs of services provided by third party subcontractors engaged by us, allocated overhead costs, and depreciation of equipment used to provide consulting services, technical support and training. Allocated overhead costs for costs of services and other expense categories include facilities, information systems, and other corporate infrastructure costs. Cost of services revenues totaled $20.2 million, $37.4 million, and 34.7 million for 2002, 2001, and 2000, respectively. The increase in 2002 as compared to 2001 resulted primarily from the reduction in force and other cost-saving actions implemented in 2002. The increase in absolute dollars in 2001 as compared to 2000 was primarily due to increased personnel costs associated with a higher annual average headcount in 2001 compared to 2000. Because our cost of service revenues are relatively fixed, our cost of services, when expressed as a percentage of related service revenues, may fluctuate in the near term, based primarily on our related service revenues.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions, and other personnel-related expenses associated with our direct sales and marketing personnel, allocated overhead costs, amortization of deferred marketing costs, and costs of marketing programs including trade shows, advertisements, promotional activities and media events. Sales and marketing expenses totaled $26.9 million, $46.7 million and $46 million for 2002, 2001, and 2000, respectively. The decrease in 2002 from 2001 was due primarily to lower spending on marketing and advertising programs, lower personnel-related expenses resulting from reductions in force and other cost-saving actions, lower amortization of deferred marketing costs related to warrants issued to a system integrator that was written off as part of the impairment evaluation in 2002 offset by the amortization of warrants issued in 2002 and intangibles relating to order backlog arising from the Cybrant acquisition. Sales and marketing expenses changed slightly from 2000 to 2001. We expect to continue monitoring discretionary spending closely and expect that sales and marketing expenses will decline in absolute dollars in the near term reflecting the reorganization and reduction in force actions that were implemented in 2002 and the impairment of other intangible assets.

Research and Development.    Research and development expenses consist primarily of salaries and other personnel-related expenses for engineering personnel, allocated overhead costs, costs of contractors, and depreciation of equipment used in the development of our software products. Development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized, subject to recoverability. To date, all costs related to the development of our software have been expensed as incurred. Research and development expenses totaled $13.4 million, $18.6 million and $14.7 million for 2002, 2001 and 2000, respectively. The decrease in 2002 from 2001 was primarily due to a decrease in personnel-related expenses resulting from reductions in force started in 2001 and continued in 2002, other cost-saving actions and a credit of $500,000 arising from a joint research and development effort with an alliance partner in 2002. The increase in 2001 from 2000 was primarily due to an increase in personnel-related costs associated with a higher headcount. We expect that research and development expenses will decline in absolute dollars in the near term reflecting the reorganization and reductions in force implemented in 2002.

General and Administrative.    General and administrative expenses include costs associated with our finance, human resources, legal, and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, provision for doubtful accounts, equipment depreciation, and allocated overhead costs. General and administrative expenses totaled $7.6 million, $10.9 million and $11.4 million for 2002, 2001, and 2000, respectively. The decreases in 2002 from 2001 was primarily due to the reductions in force and other cost-saving actions which started in 2001 and continued in 2002. Expenses in 2001 and 2000 remained fairly consistent. We expect that general and administrative expenses in 2003 will be at a level similar to 2002.

Stock-Based Compensation.    Stock-based compensation expense (benefit) totaled ($794,000), $12 million and $30.6 million in 2002, 2001 and 2000, respectively. Stock-based compensation consists of the net amortization of deferred stock compensation relating to stock options that vest over time and the stock-based compensation expense associated with immediately vested stock options and warrants granted to non-employees. Deferred stock compensation represents the difference between the exercise price of stock option grants to employees and the deemed fair market value of our common stock at the time of grant. Deferred stock-based compensation is amortized to expense over the period during which the common stock and stock options vest using an accelerated method allowed by generally accepted accounting principles. The reported expense is net of adjustment for accelerated deferred stock compensation amortization previously recognized for terminated employees.

We recorded deferred stock compensation of $590,000, $271,000 and $50.6 million in 2002, 2001 and 2000, respectively. In 2001 and 2000, we granted immediately vested stock options and warrants to certain non-employees resulting in charges of $56,000 and $1.6 million, respectively. These amounts reflect the fair value of these stock options and warrants based on the Black-Scholes option-pricing model.

Deferred stock compensation may fluctuate in the short term due to the variable plan accounting associated with a stock option exchange program initiated in the fourth quarter of 2002, under which 602,000 outstanding employee stock options with exercise prices at or above $12.39 per share (approximately 92% of the total eligible) were exchanged for replacement stock options at the fair market value. These replacement options have an exercise price of $3.60, vest over a five-month period ending in May 2003 and expire in September 2003. Under variable plan accounting, we will record compensation expense during the term of the stock options reflecting the net increase in our stock market price above the option exercise price. One hundred sixty-nine employees participated in the program, representing approximately 92% of all eligible employees. Our CEO, CFO, and directors were not eligible to participate. The variable plan accounting resulted in no charge in 2002.

Impairment of Long-Lived Assets and Goodwill:

In September 2002, a sharp decline in our stock price resulted in our market capitalization being significantly below our net asset value. We determined that this circumstance triggered a review of our long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, we performed an impairment analysis of our property and equipment, intangible assets and other long-lived assets, other than goodwill, and determined that the carrying amount of property and equipment, intangible assets and other long-lived assets exceeded their respective fair values. As a result, we recorded an impairment charge of approximately $11.1 million. The remaining balances in property and equipment and acquisition-related technology and intangibles are depreciated and amortized, respectively, over their remaining estimated lives, generally through the end of 2003.

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment if a SFAS No. 144 triggering event has occurred. Accordingly, we performed an impairment analysis of its goodwill arising from the Cybrant acquisition. As we have determined that we operate in a single segment with one reporting unit, the fair value of our reporting unit was determined based on our market capitalization on the date of the impairment testing. As a result of this analysis, we wrote off all $5.6 million of goodwill in 2002.

We estimated the fair value of our long-lived assets based on a combination of the market, income and replacement cost approaches. In the application of the impairment testing, we were required to make estimates of future operating trends and resulting cash flows and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates.

The impairment charge to goodwill, other intangible assets and other long-lived assets from the impairment review resulted in a write-off of the net book value as follows:

Goodwill	$5,608
Acquisition-related technology	1,350
Other intangible assets	8,220
Property and equipment	1,500

Total	$16,678

In-Process Research and Development.    Approximately $800,000 of the purchase price in the Cybrant acquisition represents the estimated fair value of acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was charged to expense upon the acquisition date. The value assigned to purchased in-process research and development comprises development projects that were labeled at the acquisition time as versions 4.2 and 5.0 of the Cybrant product that were valued by employment of a discounted cash flow model using discount rate of 35%. Version 4.2 was commercialized in 2002; version 5.0 was still in process as of December 31, 2002.

Restructuring Charges.    During 2002 and 2001, we implemented restructuring plans intended to strengthen our future operating performance and competitive position by preserving cash and reducing costs. As part of these restructurings, we reduced our employee force by approximately 120 employees in 2002 and approximately 200 employees in 2001. Some of the restructuring actions also included vacating excess facilities. These actions resulted in net restructuring charges of $6.4 million in 2002 and $6.3 million in 2001. As of December 31, 2002, approximately $3.4 million is recorded as accrued restructuring charges relating to lease obligations, which will be paid through 2006.

As of December 31, 2002, we have accrued restructuring charges of $3.4 million related to excess facilities. These accrued charges reflect estimates with respect to the time it will take to sublease the facilities, sublease terms, and sublease rates. Should there be changes in real estate market conditions or should it take longer than expected to find a suitable tenant to sublease the remaining vacant facilities, adjustments to the idle facilities lease losses reserve may be necessary in future periods based upon then-current actual events and circumstances. The following tables summarize the activity related to restructuring activities in 2002 and 2001 (in thousands):

	Accrued at December 31, 2001	Total Expense	Non-cash Charges	Cash Payments	Accrued at December 31, 2002
Lease cancellations/idle facility	$458	$3,335	$—	$(375)	$3,418
Severance and related charges	18	3,028	(128)	(2,860)	58

	$476	$6,363	$(128)	$(3,235)	$3,476

	Accrued at December 31, 2000	Total Expense	Non-cash Charges	Cash Payments	Accrued at December 31, 2001
Lease cancellations/idle facility	$—	$3,077	$—	$(2,619)	$458
Severance and related charges	—	1,682	(133)	(1,531)	18
Asset write-downs	—	1,498	(1,498)	—	—

	$—	$6,257	$(1,631)	$(4,150)	$476

Interest Income and Other, Net

Interest income and other, net consists of interest income from cash, cash equivalents and short-term investments partially offset by interest expense associated with capital leases and foreign currency transaction gains and losses. Interest income and other, net was $2.4 million, $6.4 million and $4.7 million in 2002, 2001 and 2000, respectively. The decrease in interest income in 2002 from 2001 was primarily due to lower interest rates and the decline in balances of cash, cash equivalents and short-term investments. The increase in 2001 over 2000 was primarily due to higher average balances of cash, cash equivalents and investments as a result of the net proceeds from our initial public offering in July 2000, partially offset by lower interest rates in 2001. Foreign currency transaction losses were approximately $300,000 in 2002 and 2001 and immaterial in 2000. We would expect interest income to decrease as the amount of cash and cash equivalents available for investment decreases as cash is used in operations. In addition, due to current prevailing interest rates, reinvestment of maturing marketable securities is estimated to generate lower interest income.

Income Taxes

From inception to December 31, 2002, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit. As of December 31, 2002, we had approximately $104 million of federal and $62 million of state net operating loss carryforwards to offset future taxable income. The federal net operating loss carryforwards will expire in 2019 through 2022. The California net operating loss carryforwards will expire in 2007 through 2012. Because of our limited operating history, our losses incurred to date and the difficulty in forecasting our future results, management does not believe that the realization of the related deferred income tax asset is more likely than not. Therefore, we have recorded a 100% valuation allowance against the net deferred income tax assets.

Quarterly Results of Operations

The following tables set forth consolidated statement of operations data for each of the quarters in the two-year period ended December 31, 2002 (in thousands, except per share data).

	Three Months Ended
	Mar. 31, 2001	Jun. 30, 2001	Sep. 30, 2001	Dec. 31, 2001
Revenues:
License	$8,023	$6,033	$3,365	$3,017
Service	13,372	10,397	8,358	7,349

Total revenues	$21,395	$16,430	$11,723	$10,366

Gross profit	$7,070	$3,294	$3,912	$4,157
Loss from operations	$(27,912)	$(21,301)	$(16,438)	$(10,371)

Net loss	$(25,705)	$(19,754)	$(14,977)	$(9,168)
Basic and diluted net loss per common share	$(2.90)	$(2.18)	$(1.63)	$(0.98)

Shares used in computing basic and diluted net loss per common share	8,873	9,071	9,214	9,396

	Three Months Ended
	Mar. 31, 2002	Jun. 30, 2002	Sep. 30, 2002	Dec. 31, 2002
Revenues:
License	$1,029	$1,584	$1,414	$1,888
Service	7,480	6,940	7,116	6,172

Total revenues	$8,509	$8,524	$8,530	$8,060

Gross profit	$2,666	$1,973	$1,715	$3,293
Loss from operations	$(8,131)	$(13,680)	$(28,585)	$(10,894)

Net loss	$(7,254)	$(13,086)	$(28,042)	$(10,470)
Basic and diluted net loss per common share	$(0.76)	$(1.28)	$(2.71)	$(1.00)

Shares used in computing basic and diluted net loss per common share	9,560	10,200	10,340	10,450

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

Liquidity and Capital Resources

As of December 31, 2002, we had cash, cash equivalents and short-term investments of $60.8 million, down from $97.5 million as of December 31, 2001. Our cash and cash equivalents consist primarily of money market funds, commercial paper and U.S. treasury and government agency securities. All of our investments are classified as “available-for-sale” and carried at fair value based on quoted market prices in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

During 2002, net cash used in operating activities was $35.6 million compared to $51.7 million in 2001. Net cash used in operating activities in 2002 and 2001 was primarily the result of net losses of $58.9 million and $69.6 million, respectively, after adjustments for non-cash items and for changes in operating accounts totaling $23.3 million and $19.7 million, respectively.

Net cash provided by investing activities was $31.1 million in 2002, principally related to the net sale of short-term investments. Net cash provided by investing activities was $21.3 million in 2001, related to the net sale of short-term investments, partially offset by purchase of property and equipment and intangible assets. Net cash used by investing activities in 2000 was $122.4 million primarily due to the net purchase of short-term investments, and purchases of property and equipment and intangible assets.

Net cash used by financing activities was $394,000 in 2002, which consisted of repayments of debt and capital lease obligations offset by proceeds from the issuance of common stock. Cash provided by financing activities was $3.2 million in 2001 and principally related to the net proceeds received from the issuance of common stock under our employee stock purchase plan. The cash provided by financing activities in 2001 was principally related to the net proceeds received from the initial public offering.

In June 2002, our board of directors authorized the repurchase of up to 5% of our outstanding common stock. As of December 31, 2002, we had repurchased and retired approximately 91,000 shares of our common stock in open market transactions at prevailing market prices for a total cost of approximately $558,000, including commissions. If we continue to repurchase our outstanding common stock, additional cash will be used.

We expect that for the foreseeable future, our operating costs and expenses will constitute a significant use of our cash resources. In addition, we may use our cash resources to fund acquisitions or invest in other businesses, technologies or product lines. We currently anticipate that our existing cash resources will be sufficient to meet our presently anticipated operating requirements for at least the next 12 months. We may seek to raise additional funds through public or private debt or equity financing. There can be no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders. If adequate funds are not available on acceptable terms, we could have to accept financing on terms we viewed as unreasonable or that were dilutive to our stockholders, or to pursue alternative options, such as seeking a merger or acquisition, or in the worst case, winding down our operations. If we were to seek additional financing today, we do not believe it would be available on reasonable terms.

The existence or even the anticipation of an uncertain economic environment by potential customers in the markets in which we operate has affected the demand for our applications, caused pricing pressures for our products, increased customer requests for extended payment terms, and substantially reduced our sales activity during 2002 and 2001, and may continue to do so in future periods, which could in turn affect our liquidity.

Commitments:

Our principal commitments as of December 31, 2002 consist of obligations under operating leases, letter of credit agreements, and royalty agreements. We expect to fulfill our commitments through our working capital.

Lease Commitments.

We lease certain facilities, including our corporate headquarters, under operating leases. Rent expense for 2002, 2001 and 2000 was $4.2 million, $7.0 million, and $4 million respectively. Future minimum lease payments under operating lease with non-cancelable terms of over one year as of December 31, 2002 were as follows (excluding lease commitments reflected as part of accrued restructuring liabilities on the balance sheet) (in thousands):

Year Ending December 31,
2003	$2,439
2004	2,284
2005	2,275
Thereafter	755

Total	$7,753

Letters of Credit.

At December 31, 2002, $1.4 million of cash equivalents are held in trust as security for a letter of credit for guarantee of lease payments for leased office space. Such cash equivalents will be restricted until the expiration of the lease term in 2006.

Royalties.

We license and incorporate into our products technologies from third party software providers. Under the terms of these license agreements, which expire at various dates up to June 2007, we pay royalties at various rates and amounts, generally based on unit sales or revenues. Royalty expense was $1.5, $4.3 million and $3.8 million for 2002, 2001,and 2000, respectively.

Use of Estimates and Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, allowances for doubtful accounts, realization reserve, impairment of long-lived assets, accrued liabilities, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our accounting policies are described in the Notes to the Financial Statements. We have identified the following as critical estimates employed in applying critical accounting policies:

Revenue Recognition.

We recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended, and generally recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable. We allocate revenue on software arrangements involving multiple elements to each element based on the relative fair value of each element. Our determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE for each element to the price charged when the same element is sold separately.

We identified three critical accounting estimates with respect to applying our revenue recognition policy. The first critical accounting estimate with respect to our revenue recognition policy related to whether or not our professional services for products acquired from the Cybrant acquisition were essential to the functionality of the software. We began offering software products acquired from the Cybrant acquisition in the second quarter of 2002. Because our professional services related to these arrangements were deemed essential to the functionality of the software, we accounted for license revenues from the Cybrant software products using the percentage-of-completion method. In the percentage-of-completion method, we evaluated, on a quarterly basis, completion status of a project by accounting for actual hours worked over total estimated time to complete the project. In the fourth quarter of 2002, upon repeated successful implementations, it was determined that our professional services were not essential to the functionality of the software; as a result, in the fourth quarter of 2002, we began to recognize license transactions relating to the Cybrant software products upon delivery instead of using the percentage-of-completion method, subject to all other revenue recognition criteria.

The second critical accounting estimate with respect to our revenue recognition policy related to estimating percentage of completion for certain revenue transactions that require such estimation. We review each transaction at quarter-end and apply an estimate of percentage of completion to the contract amount to determine the appropriate revenue recognition. We calculate the percentage based on contractual milestones met or, where the contract does not involve milestones, on hours incurred relative to total estimated hours to complete a project. We evaluate the reasonableness of our estimates based on the type of services we render and our overall role in a project.

The third critical accounting estimate with respect to our revenue recognition policy is related to determining whether an undelivered element reflects a significant incremental discount. We typically do not include undelivered software products in our arrangements. On occasion, we may give the customer an option to purchase additional software products at specified prices. We evaluate whether these options provide the customer with significant incremental discounts to the optional software. We primarily consider the discount of the optional products relative to the discount of the delivered software products; however, there is judgment involved in determining whether discounted prices on the optional software, when incremental, are also significant.

Allowance for Doubtful Accounts Receivable.

Accounts receivable is recorded net of allowance for doubtful accounts and realization reserves. We regularly review the adequacy of our accounts receivable allowance and realization reserve by considering the accounts receivable aging, customer concentrations, the customer’s expected ability to pay, our collection history with each customer, available information regarding customer satisfaction and current economic trends. We review any outstanding past due balances to determine if an allowance is appropriate based on the risk category using the factors discussed above. In addition, we maintain a general allowance for doubtful accounts for all invoices by applying a percentage based on the age category. The allowance for doubtful accounts and the realization reserve represent our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowance or reserve in the future.

Accrued Liabilities.

The idle facility lease losses were based on our lease commitments offset by our best estimate expected sublease income and related costs. These estimates are based upon management’s estimate of the time required to sublet the facility and the amount of sublease income that will be generated once the facility is sublet. Should there be changes in real estate market conditions or should it take longer than expected to find a suitable tenant to sublease the remaining vacant facilities, adjustments to the idle facilities lease losses reserve may be necessary in future periods.

Included in accrued employee compensation at December 31, 2002 and 2001 is an amount relating to an obligation arising from an employment agreement of a former executive officer, which would require us to reimburse certain costs to the former officer’s previous employer amounting to $2.1 million. At the time that amount was accrued, we had to make estimates of the amount of the potential liability as well as an assessment of its likelihood of occurrence. As of December 31, 2002, we have not received a release from the obligation from the officer or from his employer and accordingly have maintained the accrued liability in the financial statements.

Impairment Assessment.

We account for goodwill in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill, once recorded, not be amortized, but tested for impairment at least annually. See Notes to Consolidated Financial Statements for a description of our policy and impairment review and related write-off in 2002.

We determined the fair value of our long-lived assets based on a combination of the market, income and replacement cost approaches. In the application of the impairment testing, we were required to make estimates of future operating trends and resulting cash flows and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates.

Stock Based Compensation.

We have elected to continue to account for employee stock-based compensation plans using the intrinsic value method, as prescribed by APB Opinion No. 25 “Accounting for Stock Issued to Employees” and interpretations thereof (collectively “APB 25”) versus the fair value method prescribed by SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, deferred compensation is only recorded if the current price of the underlying stock exceeds the exercise price on the date of grant. We record and measure deferred compensation for stock options granted to non-employees at their fair value. Deferred compensation is expensed on an accelerated basis over the vesting period of the related stock option, which is generally three to five years.

We Disclosed Pro Forma Financial Information

We prepare and release quarterly unaudited financial statements in accordance with generally accepted accounting principles (“GAAP”). Through December 31, 2002, we also disclosed and discussed certain pro forma financial information in our quarterly earnings release and investor conference call. Our pro forma financial information did not include restructuring charges, stock-based compensation, stock-based deferred marketing expense, in-process research and development, acquired intangible assets, and impairment of long-lived assets and goodwill. We believed the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings release and compare that GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting forCosts Associated with Exit or Disposal Activities,” which supercedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exitan Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability be recognized when it is incurred and should initially be measured and recorded at fair value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002; its adoption will not have an impact on our historical financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-

Based Compensation” to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also amends certain disclosure requirements under Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

Factors That May Impact Future Operating Results

Risks Related To Our Financial Condition

We have incurred losses throughout our operating history. These losses may continue for the foreseeable future, and we may not achieve profitability.

For the twelve months ended December 31, 2002, we incurred net losses of $58.9 million; as of December 31, 2002, we had an accumulated deficit of $203 million. We expect to continue to incur losses on both a quarterly and annual basis, and may continue to do so for the foreseeable future. Moreover, we expect to continue to incur significant costs of services and substantial operating expenses. Therefore, we will need to significantly increase our revenues to achieve and maintain profitability and a positive cash flow. We may not be able to generate sufficient revenues to achieve profitability.

Our declining cash balance and declining and volatile stock price have affected our potential and current customers’ and partners’ perception of our viability, which in turn could affect our ability to close sales and partnership transactions.

Concerns about our perceived financial viability were a factor in multiple potential and actual customer transactions and partner relationships during 2001 and 2002. We attribute these concerns primarily to the following: we are not yet profitable and thus must use our cash balance (offset by revenues) to fund our operations; our stock price experienced a dramatic decline from 2000 to 2002; our stock price has been, and continues to be, extremely volatile; and many of our competitors are better funded, more established, or significantly larger than we are. We will continue to use our cash balance (offset by revenues) to fund our operations until we achieve profitability (which may not occur); thus, we expect our cash balance will continue to decline during 2003. Therefore, if these conditions do not improve significantly in the next year, we expect these concerns about our perceived viability to continue. In June 2002, the Company’s board of directors authorized the repurchase of up to 5% of the Company’s outstanding common stock. As of December 31, 2002, the Company had repurchased and retired 91,000 shares of its common stock in open market transactions at prevailing market prices for a total cost of approximately $558,000, including commissions. If we continue to use our cash balance to repurchase our outstanding common stock, our cash balance may decline at a more rapid pace during the remainder of 2002. In late 2002, our Board of Directors and stockholders approved a one-for-seven reverse stock split, which raised our stock price by a factor of seven; whether and the extent to which this will alleviate our potential and current customers’ and partners’ perception of our viability remains to be seen.

Because our stock price is low and volatile, we could be at risk of having our stock delisted from the Nasdaq National Market, which would harm our business in a number of ways.

Our stock is publicly traded on the Nasdaq National Market, or NASDAQ. NASDAQ rules require the stock of a company whose stock price remains below $1 per share for 30 consecutive business days or which fails to maintain a public float market value of greater than $5 million for 30 consecutive business days to be delisted (removed from the NASDAQ exchange such that shares can no longer be traded on NASDAQ), unless the company’s stock price or public float market value exceeds the minimum standard for at least 10 consecutive business days within a 90-day grace period. Our stock price was near or below $1 for a substantial portion of 2001 and 2002, resulting in our Board of Directors and stockholders approving a one-for-seven reverse stock split in order to maintain a stock price of more than $1 for 10 consecutive business days within a 90-day grace period. There is no guarantee that our stock price will remain over $1 or our public float market value will remain greater than $5 million, and if our stock were to be delisted from the Nasdaq National Market, it is likely that customers, partners, and investors may be less likely to do business with us on terms that we view as reasonable, and our operating results would suffer accordingly.

Cost-reduction efforts may harm our productivity and service levels.

Beginning in 2001, we instituted various cost-control measures affecting various aspects of our business operations. We also reduced our workforce by approximately 200 employees in 2001 and approximately 120 employees in 2002. Given current economic conditions and our declining revenues over the last several quarters, we may in the future be required to take additional reductions in force and other cost-saving actions to reduce our losses and to conserve cash. The failure to achieve such future cost savings could have a material adverse effect on our financial condition. Moreover, even if we are successful with these efforts and generate the anticipated cost savings, there is no assurance that these actions will not adversely impact our employees’ morale and productivity, the competitiveness of our products and business, and the results of our operations.

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

Our interactive selling application may not be capable of handling our customers’ needs.

Our interactive selling system is based on a powerful configuration engine that has proven successful for a number of customers. Nonetheless, it is possible that our system could fail to successfully meet a customer’s needs if the customer’s configuration requirements are extremely complex, exceptionally broad in scope, or not fully understood by us.

Loss or inability of key technologies licensed to us by third parties could affect our ability to license our product.

Our products incorporate technologies licensed from third-party software providers. In particular, we license array database modeling and configuration technology from Array Technology A/S, and we license a rules engine from Blaze Software Inc. that automates the execution of business processes according to criteria set by our customers. We may not be able to maintain or renew our license agreements for these technologies on terms that are acceptable to us (or at all). The loss of these technologies could harm our ability to license our products and increase our costs until we identify or develop substitute technologies, license them, and integrate them into our product; even if substitute technologies are available, we may not be able to license those technologies on terms that are acceptable to us (or at all).

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

Since our customers use our application suite for critical business applications such as e-commerce, any errors, defects or other performance problems of our application suite could damage our customers’ businesses. Consequently, these customers could delay or withhold payment to us for our software and services, which could result in an increase in our provision for doubtful accounts or an increase in collection cycles for accounts receivable. In addition, these customers could seek significant compensation from us for their losses. Even if unsuccessful, a product liability claim brought against us would likely be time consuming and costly and harm our reputation, and thus our ability to license to new customers. Even if a suit is not brought, correcting errors in our application suite could increase our expenses. A customer suit is pending against us alleging that our products failed to perform as represented. The Company believes that it has meritorious defenses against these allegations and intends to defend itself vigorously. See Part I, Item 3, Legal Proceedings.

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

We have one issued patent and several pending patent applications. It is possible that some of the patents that we have applied for will not be issued, and even if issued, that some or all may be successfully challenged. It is also possible that we may not develop additional proprietary products or technologies that are patentable, that any patent issued to us may fail to provide us with competitive advantage, and that the patents of others may materially harm our ability to do business.

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

The existence of economic downturns in the markets in which we operate has decreased the demand for our applications, caused pricing pressures for our products, and substantially reduced our sales activity during 2001 and 2002. In 2001, we signed 29 new license contracts, a decrease from 67 new license contracts signed in 2000; in 2002, we signed 21 new license contracts, a further decrease from 2001. Due in part to the macroeconomic conditions during 2001 and 2002, customers reduced their information technology budgets and postponed or cancelled planned projects, including the evaluation and purchase of new applications, upgrades to existing applications, and purchase of related services. As a result, our revenues have been negatively impacted, and may continue to be in the future.

The existence or even the anticipation of an uncertain economic environment by potential customers in the markets in which we operate has affected the demand for our applications, caused pricing pressures for our products, increased customer request for extended payment terms, and substantially reduced our sales activity during 2001 and 2002; we expect it will continue to do so in future periods, which could in turn materially reduce our liquidity. In addition, the financial, political, economic, and other uncertainties following the 2001 terrorist attacks upon the United States as well as the present war in Iraq, have further weakened the global economy. Additional terrorist attacks or continued war could adversely affect our business, including revenues, financial condition, and results of operations.

Our budgeting and forecasting depend on estimates of revenue growth in our target markets. Thus, the prevailing economic and political uncertainty makes it difficult to estimate anticipated license contract signings and future revenues. The future performance of the overall domestic and global economies and the resolution of current international tension involving the United States will likely have a significant impact on our overall performance. To the extent that the current downturn continues or increases in severity or scope, we believe demand for our products and services, and therefore future revenues, could be further reduced.

We may not be able to maintain our competitive position against current and potential competitors.

We compete in the highly competitive CRM market, which is subject to rapid technological change. A principal source of competition is the internal information technology departments at potential customers, which may develop systems that provide for some or all of the functionality of our applications. Our products also compete with products, components, or solutions offered by Art Technology Group, Inc., BroadVision, Inc., E.phipany, Inc., Firepond, Inc., Microsoft Corporation, Oracle Corp., PeopleSoft, Inc., SAP AG, Selectica, Inc., Siebel Systems, Inc., Trilogy Software, Inc., Unica Corporation, and Vignette Corporation.

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

Our revenues and results of operations are difficult to predict and may fluctuate substantially from quarter to quarter. For example, certain indicators that we relied upon in developing our license revenue forecasts, such as our historical pattern of transaction timing and anticipated sales cycles, did not prove reliable during 2001 or 2002. During these periods, we continued to see extended sales cycles and postponed customer spending; our average sales period was six to twelve months in 2001 and through 2002, compared to three to nine months in 2000.

The period between initial contact with a prospective customer and the licensing of our application suite varies and can range from three to more than twelve months. Because of this variable sales cycle, the timing of revenues from the licensing of our application suite is difficult to forecast. Factors affecting our sales cycle, many of which are beyond our control, include:

•	Many of our license agreements close within the last few weeks of each quarter;

•	Customers consider a number of factors related to our products and services, as well as our financial condition, before committing to purchase our application suite. As a result, we spend significant time and resources informing prospective customers about our company, application suite, and other offerings, which may not result in a completed transaction but may nonetheless impact our operating margins;

•	The licensing of our application suite is often an enterprise-wide decision by our customers that involves many factors and decision-makers; thus, if our customer’s management, budget, or strategy changes, our ability to conclude license agreements may be affected;

•	Because a substantial portion of our quarterly revenues are derived from a small number of customers, delays in the signing of one or more large license agreements or the loss of a significant customer order may materially affect revenues and our operating results;

•	Due in part to macroeconomic conditions, customers have postponed or canceled planned projects, including the evaluation and purchase of new applications or upgrades to existing applications, and have increased customer requests for contract terms that affect our ability to recognize revenue. These conditions may persist in the future;

•	Customer approval processes are unpredictable; delays in approvals, even after selection of a vendor, could impact the timing and amount of revenues recognized in a quarterly period;

•	Changes in our sales incentive plans may have an unpredictable impact on our sales cycle and contracting activities; and

•	The number, timing and significance of enhancements to our application suite and the introduction by us or our competitors of new software may affect customers’ purchasing decisions.

Because of this variation in sales cycle length, it is difficult for us to predict revenues and thus our operating results could be hard to estimate. For example, if our license results do not meet our internal expectations, our service offerings would be affected (since service revenues lags licenses) and our services revenues would be reduced, which would harm our overall results since service expenses are relatively fixed in the short term.

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

In 2002, we generated approximately 23% of our total revenues from sales outside the United States. We have established sales offices in Australia, France, Japan, Netherlands, and the United Kingdom, and have also generated sales in these and other countries. We may add others in the future. If we are not successful in continuing to license our application suite in international markets, or if we do not increase sales from outside the United States, we could experience slower revenue growth and our business could be harmed. We anticipate devoting additional resources and management attention to expanding international opportunities. Our international expansion carries with it a number of additional challenges, including:

•	greater difficulty in staffing and managing foreign operations;

•	expenses associated with foreign operations and compliance with applicable laws;

•	difficulty and costs of managing a global technical support service that provides around the clock support;

•	political or economic changes or instability in a specific country or region;

•	expenses associated with localizing our product for foreign countries;

•	differing intellectual property rights and the enforcement of such rights;

•	protectionist laws and business practices that favor local competitors;

•	different sales cycles and collection periods or seasonal reductions in business activity;

•	multiple, conflicting and changing governmental laws and regulations; and

•	foreign currency restrictions and exchange rate fluctuations.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America or GAAP. These principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission, and various bodies formed to interpret and create accounting policies. A change in these policies can have a significant effect on our reported results and may even affect the reporting of transactions completed before a change is announced. Our accounting policies that may be affected by changes in the accounting rules are as follows:

•	rules relating to revenue recognition

•	accounting for business combination

•	stock-based compensation

•	goodwill and other intangible assets accounting

Changes to these or other rules or the questioning of current practices may have a significant adverse effect on our reported financial results or in the way in which we conduct our business. See the discussion under “Use of Estimates and Critical Accounting Policies” in thus Annual Report for additional information about our critical accounting policies and some risks associated with these policies.

We acquired another company, and may enter into other mergers or acquisitions in the future; our business could be affected by the distraction and challenges posed by such transactions.

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

During July 2001, several securities class action complaints were filed in the United States

District Court for the Southern District of New York against us, the underwriters of our initial public offering, our directors, and certain of our officers. In each of these complaints, the plaintiffs claim that Blue Martini, certain of its officers and directors, and the underwriters of its initial public offering, or IPO, violated the federal securities laws because Blue Martini’s IPO registration statement and prospectus allegedly contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaints seek unspecified monetary damages, attorneys’ fees and other costs. These cases have been consolidated into a single case along with similar complaints filed in the same court against hundreds of other public companies; the court recently ruled on a global motion to dismiss, granting it in part and denying it in part with respect to Blue Martini. In May 2002, a stockholder’s derivative complaint was filed in California state court purportedly on behalf of the Company and naming us, an underwriter of our IPO, and certain of our directors and officers as defendants. The suit claims that the Company’s IPO price was deliberately set too low and that the Company and its stockholders were harmed as a result. The complaint seeks unspecified monetary damages and other relief. The case was subsequently removed to federal court in California, where it was dismissed. The plaintiff has filed an appeal to the Ninth Circuit Court of Appeals, where it has been consolidated for briefing purposes with similar cases filed against other public companies that conducted IPOs of their common stock during the same period as the Company. The Company believes that it has meritorious defenses against the lawsuits and intends to defend itself vigorously.

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

Our directors, executive officers, and holders of 5% or more of our outstanding common stock owned approximately 48% of our outstanding common stock as of December 31, 2002. Monte Zweben, our Chairman and Chief Executive Officer, together with related entities, owned approximately 37% of our common stock as of this date. These stockholders, acting together, and Mr. Zweben, individually, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and significant corporate transactions such as mergers or other business combination transactions. This control may delay or prevent a third party from acquiring or merging with us.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange

Through December 31, 2002, most of our recognized revenues have been denominated in United States dollars and were from both domestic and international customers. Our exposure to foreign currency exchange rate changes has not been material. We expect that future license and service revenues will continue to be derived from international markets and may be denominated in the currency of the applicable market. Through December 31, 2002, we have expanded our international operations and have hired personnel in Europe and Asia Pacific. We have incurred limited operating expenses denominated in foreign currencies. Our future operating results may become subject to significant fluctuations based upon changes in the exchange rates of foreign currencies in relation to the United States dollar. In the future, we expect to engage in international sales denominated in both the United States dollar and in foreign currencies. An increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations and, when appropriate, may use economic hedging techniques in the future to minimize the effect of these fluctuations, we can make no assurances that exchange rate fluctuations will not adversely affect our financial results in the future. Through December 31, 2002, the Company had not engaged in foreign currency hedging activities.

Fixed Income Securities

At December 31, 2002, we had an investment portfolio of fixed income securities, including those classified as cash equivalents, of $60.8 million compared to $97.5 million at December 31, 2001. Our exposure to financial market risk, including changes in interest rates, relates primarily to our investment portfolio. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. This exposure is limited by the establishment and strict monitoring of compliance with our investment policy which provides for investments in fixed income securities with maturities not exceeding 18 months. This policy also establishes credit quality standards and limits investment exposure to any one issuer. We do not invest in any derivative instruments. Due mainly to the relatively short-term nature of our available-for-sale investment portfolio, the fair value of our investment portfolio or related income would not be significantly impacted by a 100 basis point increase or decrease in interest rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since we will file a definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 5, 2003, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM	10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Executive Officers

The following table sets forth certain information regarding our executive officers as of March 17, 2003:

Name	Age	Office(s)
Monte Zweben	39	Chairman and Chief Executive Officer
Robert E. Cell	34	Chief Financial Officer
Mary Hamershock	40	Vice President, Human Resources
Claire Hough	52	Vice President, Product Development

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

Mary Hamershock has served as our Vice President, Human Resources since May 2001, having joined the Company as Director, Human Resources in February 2000. Before joining Blue Martini, Ms. Hamershock served as an independent consultant and Human Resources Director for Calico Commerce from March 1999 to February 2000. Prior to Calico Commerce, Ms. Hamershock served in recruiting and human resources roles for Netscape Communications from March 1996 to June 1998. Ms. Hamershock has a bachelor’s degree of arts in history from Mills College.

Claire Hough joined the Company in November 2002. From September 2001 to September 2002, Ms. Hough served as Vice President of Engineering for Napster Inc. From April 2000 to July 2001, Ms. Hough was Executive Vice President of Products at eTime Capital. From September 1995 to April 2000, Ms. Hough was Vice President and General Manager of the Directory and Security Division at Netscape Communications Inc. Ms. Hough holds bachelor’s and master’s degrees of science in operations research from the University of California at Berkeley.

(b) Directors

The following table sets forth certain information regarding our Board of Directors as of March 17, 2003, and their ages as of such date:

Name	Age	Position
Monte Zweben	39	Chairman
David Buchanan	49	Director
Dennis Carey.	56	Director
Mel Friedman	64	Director
Andrew Verhalen	45	Director
William Zuendt	55	Director

Set forth below is biographical information of the Company’s board of directors, other than Mr. Zweben who is an officer of Blue Martini as well as a director and whose biographical information may be found in the section entitled “Executive Officers” above:

David Buchanan has served as a director since May 2002. Mr. Buchanan co-founded the Cybrant Corporation and served as its president and chief executive officer from Cybrant’s inception through January 2002, and as chairman of its board of directors from its inception through April 2002, when Cybrant was acquired by Blue Martini. Before co-founding Cybrant, Mr. Buchanan co-founded Aurum Software, Inc. in 1989.

Dennis Carey is executive vice president of Motorola, Inc. and president and chief executive officer of Motorola’s Integrated Electronic Systems Sector. Previously, Mr. Carey served as executive vice president of business development, strategy and corporate operations for The Home Depot, Inc. (“Home Depot”) from May 2001 to March 2002. He joined Home Depot in May 1998 as executive vice president and chief financial officer and served in that capacity until May 2001. From 1994 to 1998, Mr. Carey was employed by AT&T Corp. (“AT&T”) in several roles, most recently as vice president and general manager, corporate productivity and mergers and acquisitions from December 1996 to May 1998 and, prior to that, as vice president and chief financial officer for international operations from January 1996 to December 1996.

Mel Friedman recently retired as senior vice president of customer advocacy at Sun Microsystems Inc. (“Sun”) since July 2000. Mr. Friedman has served in several other high-level roles for Sun, including president of Sun’s Microelectronics division, vice president of worldwide operations for Sun’s systems operation, vice president of west coast operations, and vice president of supply management, since joining the company in 1989. Mr. Friedman is also currently a director of Electroglas, Inc.

Andrew Verhalen has served as a director since January 1999. Mr. Verhalen has been a general partner of entities associated with Matrix Partners since April 1992. From 1986 to 1991, Mr. Verhalen served as a divisional vice president and general manager at 3Com Corporation. Mr. Verhalen currently serves on the board of directors of Digital Fountain, Inc., Onetta, Inc., and Turnstone Systems, Inc.

William Zuendt has served as a director of the Company since August 1998. Mr. Zuendt retired as president and chief operating officer of Wells Fargo & Company, a bank holding company, and its principal subsidiary, Wells Fargo Bank in 1997 after serving in that position since 1994. Mr. Zuendt currently serves on the board of directors of Advent Software, Inc.

The other information required by this Item is incorporated by reference to the section entitled “Election of Directors” in the Proxy Statement.

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

ITEM 14.    CONTROLS AND PROCEDURES

Quarterly Evaluation of Our Disclosure Controls and Internal Controls:

Within the 90 days prior to the date of this Annual Report on Form 10-K (“Evaluation Date”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (the “Disclosure Controls”), as such term is defined in Rules 13(a) - 14(c) and 15(d) - 14(c) under the Securities and Exchange Act of 1934, as amended, and our internal controls and procedures for financial reporting (the “Internal Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including our CEO and CFO. Rules adopted by the SEC require that we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO Certifications:

Appearing immediately following the Signatures section of this Annual Report on Form 10-K and attached as Exhibit 99.1 are two separate forms of certifications of the CEO and the CFO. The first certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). The information contained in this Item 14 relates to the Controls Evaluation referred to in the Section 302 Certifications, and should be read with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls:

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures that are designed with the objective of providing reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with GAAP.

Limitations on the Effectiveness of Controls:

Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation:

The CEO and CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls’ objectives and design, our controls’ implementation and the effect of the controls on the information generated for use in this Annual Report on Form 10-K. We will perform this type of evaluation on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our Internal Controls, or whether we have identified any acts of fraud involving personnel who have a significant role in our Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications require that the CEO and CFO disclose such information to our Audit Committee of the Board of Directors and to our independent auditors and to report on related matters in this section of the Annual Report on Form 10-K. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions,” which are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement or correction to make in accord with our on-going procedures.

Conclusions:

Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls and procedures are effective in alerting them on a timely basis to material information related to us (including our consolidated subsidiaries) that is required to be included in our reports filed or submitted under the Securities and Exchange Act of 1934, as amended.

Changes in Internal Controls:

In accordance with SEC requirements, our CEO and CFO note that, since the Evaluation Date to the filing date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect such controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM	15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

1.	Financial Statements

Independent Auditors’ Report

Consolidated Financial Statements:

Balance Sheets

Statements of Operations

Statements of Stockholders’ Equity and Comprehensive Loss

Statements of Cash Flows

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule

No financial statement schedules are filed herein. The schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3.	Exhibits

The exhibits in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of 2002.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (11)

3.3	Amended and Restated Bylaws of the Registrant. (2)

4.1	Specimen Stock Certificate following one-for-seven reverse split on November 13, 2002. (11)

10.1	2000 Equity Incentive Plan, as amended. (9)

10.2	2000 Employee Stock Purchase Plan, as amended. (4)

10.3	2000 Non-Employee Directors’ Stock Option Plan. (3)

10.4	Commercial Office Lease Agreement by and between Peninsula Office Park Associates, L.P. and Registrant, as amended. (3)

10.5	Agreement and Plan of Merger by and between the Registrant and Blue Martini LLC dated January 12, 1999. (3)

10.6	Investor Rights Agreement by and between the Registrant and certain investors of the Registrant dated July 20, 1999. (3)

10.7	Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers. (3)

10.8	License and Marketing Agreement by and between the Registrant and Neuron Data, Inc., now Blaze Software, Inc., dated March 31, 1999, as amended. (3)

10.9	Blue Martini Software Training Facility Agreement between the Registrant and Diversified Computer Consultants of California, Inc., dated March 1, 2000. (3)

10.10	First Amendment to Lease between Peninsula Office Park Associates, L.P., and Registrant, dated May 12, 1999. (5)

10.11	Second Amendment to Lease between Peninsula Office Park Associates, L.P., and Registrant, dated August 5, 1999. (5)

10.12	Third Amendment to Lease between Peninsula Office Park Associates, L.P., and Registrant, dated January 11, 2000. (5)

10.13	Blue Martini Software Training Facility Agreement between Diversified Computer Consultants, LLC and Registrant, dated September 13, 2000. (5)

10.14	Fourth Amendment to Lease between Peninsula Office Park Associates, L.P., and Registrant, dated December 20, 2000. (4)

10.15	Fifth Amendment to Lease between Peninsula Office Park Associates, L.P., and Registrant, dated February 16, 2001. (4)

10.16	Amendment to the License and Marketing Agreement by and between the Registrant and Neuron Data, Inc., now Blaze Software, Inc., dated December 22, 2000. +(4)

10.17	Agreement by and between the Registrant and Robert Cell dated February 21, 2002. (6)

10.18	Agreement and Plan of Merger and Reorganization, dated as of April 16, 2002, by and among Blue Martini and The Cybrant Corp. (7)

10.19	Separation Agreement by and between the Registrant and Michael Borman dated October 9, 2002. (8)

10.20	Agreement by and between the Registrant and Monte Zweben dated October 17, 2002. (8)

10.21	Agreement by and between the Registrant and Robert E. Cell dated October 17, 2002. (8)

10.22	Offer to Exchange Outstanding Options, dated November 4, 2002. (9)

10.23	Agreement by and between the Registrant and Mary Hamershock dated October 17, 2002. (11)

10.24	Agreement by and between the Registrant and Claire Hough dated November 1, 2002. (11)

10.25	Agreement by and between the Registrant and Dave Buchanan dated April 16, 2002. (11)

10.26	Agreement by and between eePrise, Inc. (subsequently The Cybrant Corp.) and Array Technology ApS, dated July 26, 1999. +(11)

10.27	Agreement by and between the Registrant and Array Technology A/S, dated October 1, 2002. +(11)

21.1	Subsidiaries of the Registrant. (10)

23.1	Consent of KPMG LLP. (11)

24.1	Power of Attorney is contained on the signature pages.

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (11)

+	Confidential treatment requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

1	Filed in the Registrant’s Form 10-Q for the six-month period ended June 30, 2000, and incorporated herein by reference.

2	Filed in the Registrant’s Registration Statement on Form S-8 (No. 333-55374), and incorporated herein by reference.

3	Filed in the Registrant’s Registration Statement on Form S-1 (No. 333-36062), as amended, and incorporated herein by reference.

4	Filed in the Registrant’s Form 10-K for the twelve-month period ended December 31, 2000, and incorporated herein by reference.

5	Filed in the Registrant’s Form 10-Q for the nine-month period ended September 30, 2000, and incorporated herein by reference.

6	Filed in the Registrant’s Form 10-K for the twelve-month period ended December 31, 2001, and incorporated herein by reference.

7	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 1, 2002, and incorporated herein by reference.

8	Filed in the Registrant’s Form 10-Q for the nine-month period ended September 30, 2002, and incorporated herein by reference.

9	Filed under Exhibit number 99(a)(1)(A) to the Schedule TO filed with the Securities and Exchange Commission on November 4, 2002.

10	Filed under Exhibit number 99(d)(1) to Amendment No. 2 to the Schedule TO filed with the Securities and Exchange Commission on December 13, 2002.

11	Filed herewith.

AVAILABILITY OF THIS REPORT

The Registrant intends to make this Annual Report on Form 10-K publicly available on its Web site (www.bluemartini.com) shortly after filing with the Securities and Exchange Commission. The Registrant assumes no obligation to update or revise any forward-looking statements in this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise, unless it is required to do so by law.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2003.

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

Signature	Title	Date

/s/ MONTE ZWEBEN Monte Zweben	Chairman and Chief Executive Officer (Principal Executive Officer)	March 25, 2003

/s/ ROBERT E. CELL Robert E. Cell	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2003

/s/ DAVID BUCHANAN David Buchanan	Director	March 25, 2003

/s/ DENNIS J. CAREY Dennis J. Carey	Director	March 25, 2003

/s/ MEL FRIEDMAN Mel Friedman	Director	March 25, 2003

/s/ ANDREW W. VERHALEN Andrew W. Verhalen	Director	March 25, 2003

/s/ WILLIAM F. ZUENDT William F. Zuendt	Director	March 25, 2003

Certification Pursuant to Securities and Exchange Act of 1934 Rules 13a-15 and 15d-15

I, Monte Zweben, the Chief Executive Officer of Blue Martini Software, Inc. (“the Company”), certify that:

1.	I have reviewed this annual report on Form 10-K of Blue Martini Software, Inc;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) for the registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period, which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (“Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 25, 2003

/s/ MONTE ZWEBEN
Monte Zweben Chief Executive Officer

Certification Pursuant to Securities and Exchange Act of 1934 Rules 13a-15 and 15d-15

I, Robert E. Cell, the Chief Financial Officer of Blue Martini Software, Inc. (“the Company”), certify that:

1.	I have reviewed this annual report on Form 10-K of Blue Martini Software, Inc;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) for the registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period, which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (“Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 25, 2003

/s/ ROBERT E. CELL
Robert E. Cell Chief Financial Officer

FINANCIAL STATEMENTS

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

The Stockholders and Board of Directors

Blue Martini Software, Inc.:

We have audited the accompanying consolidated balance sheets of Blue Martini Software, Inc. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Martini Software, Inc. and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year-period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/    KPMG LLP

Mountain View, California

January 21, 2003

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents, including restricted cash of $1,357 in 2002 and $2,399 in 2001	$7,729	$12,945
Short-term investments	53,021	84,554
Accounts receivable, net	5,766	5,558
Prepaid expenses and other current assets	1,575	2,370

Total current assets	68,091	105,427
Property and equipment, net	599	4,654
Intangible assets and other, net	902	12,340

Total assets	$69,592	$122,421

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$706	$1,848
Accrued employee compensation	5,603	6,354
Other current liabilities	5,396	6,220
Accrued restructuring charges	1,045	476
Deferred revenues	3,306	5,061

Total current liabilities	16,056	19,959
Accrued restructuring less current portion	2,431	—

Total liabilities	18,487	19,959
Stockholders’ equity:
Common stock, $0.001 par value, authorized 500,000 shares, issued and outstanding 10,564 shares in 2002 and 9,776 shares in 2001	11	10
Additional paid-in-capital	255,290	254,004
Deferred stock compensation	(1,311)	(8,000)
Accumulated other comprehensive income	114	595
Accumulated deficit	(202,999)	(144,147)

Total stockholders’ equity	51,105	102,462

Total liabilities and stockholders’ equity	$69,592	$122,421

See accompanying notes to consolidated financial statements.

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000
Revenues:
License	$5,915	$20,438	$42,650
Service	27,708	39,476	31,601

Total revenues	33,623	59,914	74,251
Cost of revenues:
License—Amortization of licensed technology	2,908	2,000	167
License—Other	904	2,122	3,587
Service*	20,164	37,359	34,676

Total cost of revenues	23,976	41,481	38,430

Gross profit	9,647	18,433	35,821

Operating expenses:
Sales and marketing*	26,920	46,661	45,962
Research and development*	13,380	18,623	14,671
General and administrative*	7,590	10,900	11,449
Amortization of deferred stock compensation	(794)	12,014	30,571
Impairment of long-lived assets and goodwill	16,678	—	—
In-process research and development	800	—	—
Restructuring charges	6,363	6,257	—

Total operating expenses	70,937	94,455	102,653

Loss from operations	(61,290)	(76,022)	(66,832)
Interest income and other, net	2,438	6,418	4,745

Net loss	$(58,852)	$(69,604)	$(62,087)

Basic and diluted net loss per common share	$(5.80)	$(7.62)	$(10.63)

Shares used in computing basic and diluted net loss per common share	10,140	9,136	5,839

*Amounts exclude amortization of deferred stock compensation as follows:
Cost of service revenues	$166	$3,732	$7,192
Sales and marketing	$(358)	$1,982	$6,999
Research and development	$123	$1,425	$6,606
General and administrative	$(725)	$4,875	$9,774

See accompanying notes to consolidated financial statements.

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

Years Ended December 31, 2002, 2001 and 2000

(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Stock Compen- sation	Accumulated Other Comprehensive Income	Accum- ulated Deficit	Total Stock-holders Equity	Compre- hensive Loss
	Shares	Amount	Shares	Amount
Balances, December 31, 1999	832	$6	4,487	$31	$31,640	$(8,926)	$—	$(12,456)	$10,295	$—
Net loss	—	—	—	—	—	—	—	(62,087)	(62,087)	$(62,087)
Net unrealized gain in investments	—	—	—	—	—	—	282	—	282	282

Total comprehensive loss										$(61,805)

Issuance of common stock	—	—	828	6	4,749	—	—	—	4,755
Repurchases of common stock	—	—	(21)	—	(92)	—	—	—	(92)
Issuance of common stock in conjunction with initial public offering, net of offerings costs of $14,049	—	—	1,232	9	158,432	—	—	—	158,441
Conversion of preferred stock to common stock	(832)	(6)	3,328	23	(17)	—	—	—	—
Deferred compensation relating to stock option grants	—	—	—	—	50,602	(50,602)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	28,948			28,948
Non-employee stock-based compensation	—	—	—	—	1,621	—	—	—	1,621
Effect of stock split	—	—	—	(58)	58	—	—	—	—
Issuance of common stock warrants	—	—	—	—	14,008	—	—	—	14,008

Balances, December 31, 2000	—	—	9,854	11	261,001	(30,580)	282	(74,543)	156,171
Net loss								(69,604)	(69,604)	$(69,604)
Net foreign currency translation gain							178		178	178
Net unrealized gain in investments							135		135	135

Total comprehensive loss										$(69,291)

Issuance of common stock	—	—	158	1	3,730	—	—	—	3,731
Repurchases of common stock	—	—	(271)	(2)	(325)	—	—	—	(327)
Issuance of common stock	—	—	35	—	271	(271)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	11,888	—	—	11,888
Forfeiture of stock options due to employee terminations	—	—	—	—	(10,963)	10,963	—	—	—
Non-employee stock-based compensation	—	—	—	—	126	—	—	—	126
Modification of common stock warrant issued in
connection with marketing agreement	—	—	—	—	164	—	—	—	164

Balances, December 31, 2001	—	—	9,776	10	254,004	(8,000)	595	(144,147)	102,462
Net loss	—	—	—	—	—	—	—	(58,852)	(58,852)	$(58,852)
Net foreign currency translation loss	—	—	—	—	—	—	(293)	—	(293)	(293)
Net unrealized loss in investments	—	—	—	—	—	—	(188)	—	(188)	(188)

Total comprehensive loss										$(59,333)

Issuance of common stock under options and purchase plans	—	—	320	—	1,970	—	—	—	1,970
Issuance of common stock (non-cash)	—	—	60	—	197	—	—	—	197
Repurchases of common stock	—	—	(167)	—	(662)	—	—	—	(662)
Forfeiture of stock options due to employee terminations	—	—	—	—	(8,073)	8,073	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	(794)	—	—	(794)
Deferred compensation relating to stock options	—	—	—	—	590	(590)	—	—	—
Issuance of stock and warrants for Cybrant acquisition	—	—	575	1	7,034	—	—	—	7,035
Issuance of warrants	—	—	—	—	230	—	—	—	230

Balances, December 31, 2002	—	$—	10,564	$11	$255,290	$(1,311)	$114	$(202,999)	$51,105

See accompanying notes to consolidated financial statements.

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2002	2001	2000
Operating activities:
Net loss	$(58,852)	$(69,604)	$(62,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred stock compensation	(794)	12,014	30,571
Depreciation of property and equipment and
amortization of intangible assets	7,934	12,907	6,573
Provision for doubtful accounts	190	1,410	2,695
Impairment of long-lived assets and goodwill	16,678	638	—
In-process research and development	800	—	—
Non-cash restructuring charges	128	2,107	—
Changes in operating assets and liabilities:
Accounts receivable	(73)	5,794	(11,630)
Prepaid expenses and other current assets	1,112	2,770	(6,116)
Accounts payable, accrued employee compensation, accrued restructuring
charges and other current liabilities	(794)	(9,516)	18,302
Deferred revenues	(1,912)	(10,188)	11,672

Net cash used in operating activities	(35,583)	(51,668)	(10,020)

Cash flows from investing activities:
Cash acquired in acquisition	152	—	—
Purchases of property and equipment	(443)	(5,407)	(9,613)
Purchases of intangible assets	—	(4,250)	(1,750)
Purchases of short-term investments	(43,771)	(143,427)	(116,570)
Sales and maturities of short-term investments	75,116	174,408	5,489

Net cash provided by (used in) investing activities	31,054	21,324	(122,444)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,970	3,731	4,755
Repurchases of common stock	(662)	(327)	(92)
Net proceeds from initial public offering of common stock	—	—	158,441
Repayment of debt and capital lease obligations	(1,702)	(216)	(901)

Net cash provided by (used) in financing activities	(394)	3,188	162,203

Effect of exchange rate changes on cash	(293)	—	—

Net increase (decrease) in cash and cash equivalents	(5,216)	(27,156)	29,739
Cash and cash equivalents at beginning of period	12,945	40,101	10,362

Cash and cash equivalents at end of period	$7,729	$12,945	$40,101

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired under capital lease obligations	$—	$—	$265

Acquisition of intangible assets on short-term installment plan	$—	$—	$4,250

Deferred stock compensation, net of forfeitures	$8,240	$(10,692)	$50,602

Issuance of common stock and warrants for Cybrant Corp.	$7,035	$—	$—

Warrants issued in connection with lease financing and marketing Arrangement	$—	$164	$14,008

Warrants issued in connection with marketing agreement	$230	$—	$—

Stock issued to a terminated executive	$197	$—	$—

See accompanying notes to consolidated financial statements.

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.    Summary of Significant Accounting Policies

The Company:

Blue Martini Software, Inc. (the “Company”) provides software designed to improve the way companies sell and market, as well as services related to the implementation and maintenance of the software. The Blue Martini product suite is comprised of several applications, which are offered individually or as an integrated complete software suite.

Blue Martini LLC, a Delaware limited liability company, was founded in June 1998 and has been succeeded in January 1999 by the Company. The Company conducted the initial public offering of its stock in July 2000.

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates:

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

Revenue Recognition:

The Company derives its revenues from licenses of its software products and the related professional services and customer support (maintenance) services. The Company’s standard license agreements provide for an initial fee for use of the Company’s products in perpetuity typically limited to a number of servers (CPUs), business units, geographies, brands or other similar limitations. The Company sells its suite of applications primarily through a direct sales force. The Company licenses its software in multiple element arrangements in which typically the customer purchases a combination of software and maintenance. In a typical arrangement, professional services are sold separately and are not considered essential to the functionality of the software.

The Company recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended, and generally recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable. The Company defines each of these four criteria as follows:

Persuasive evidence of an arrangement exists.    It is the Company’s policy to have a written contract signed by both the customer and the Company.

Delivery has occurred.    The Company’s software is electronically delivered to the customer. Delivery is deemed to have occurred upon notification to the customer of a user ID and password for download of the software from a secure server. If undelivered products or services exist in an arrangement that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered.

The fee is fixed or determinable.    The Company’s policy is to not provide customers the right to refund any portion of its license fees. The Company may agree to payment terms with a foreign customer based on local customary payment terms. If an arrangement fee is not considered fixed or determinable, revenue is recognized as payments become due.

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

The Company allocates revenue on software arrangements involving multiple elements to each element based on the relative fair value of each element. The Company’s determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. The Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenue to maintenance and technical support services, professional services and training components of its perpetual license arrangements. The Company sells its professional services and training separately, and has established VSOE on this basis. VSOE for maintenance is determined based upon the customer’s annual renewal rates. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method. Fees for maintenance are deferred and recognized ratably over the term of the support period.

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

After the completion of its acquisition of Cybrant in April 2002, the Company began offering Cybrant’s software products for sale. Because the Company’s professional services related to these arrangements were deemed essential to the functionality of the software, the Company initially accounted for license revenues from the Cybrant software products using the percentage of completion method under Statement of Position (“SOP”) No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. In the fourth quarter of 2002, upon repeated successful implementations of the Cybrant application, it was determined that the Company’s professional services were not essential to the functionality of the software. Therefore, the Company began to recognize license transactions closed in the fourth quarter of 2002 relating to the Cybrant software products upon delivery instead of using the percentage of completion method, subject to all other revenue recognition criteria.

Cost of license revenue consists primarily of royalties paid to third parties for licensing of technology and amortization of purchased technology.

Cost of service revenues consist primarily of salaries and other personnel-related expenses, costs of services provided by third party consultants engaged by the Company, and allocated overhead costs (including facilities, equipment depreciation, information systems, and other corporate infrastructure costs.)

Deferred revenues generally result from the following: deferred maintenance, cash received for professional services not yet rendered and license revenues deferred relating to arrangements where the Company has received cash and the revenue is not yet recognizable.

Cash, Cash Equivalents and Short-Term Investments: The Company considers all highly liquid investments with remaining maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds, commercial paper and various deposit accounts. Cash equivalents are recorded at cost, which approximates fair value. The objective of the Company’s investment policy is preservation of the value of its investment portfolio while maintaining adequate financial liquidity. The Company invests in high-quality fixed-income investment securities with maturities of 18 months or less.

The Company’s investments are classified as “available-for-sale” and are carried at fair value based on quoted market prices. The Company has the intent to maintain a liquid portfolio and has the ability to redeem its investments at their carrying amounts. Therefore, all investments are classified as short-term. These investments consist of fixed-income securities that include commercial paper, corporate bonds and

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

notes, U.S. treasury securities, US government agency securities and asset-backed securities. Unrealized holding gains and losses are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on the specific identification basis. The Company reviews its investments in marketable securities on a regular basis to determine whether or not each security has experienced an other-than-temporary decline in fair value. The Company considers the security issuer’s cash position, earnings/revenue outlook, and liquidity and management/ownership, among other things, in its review. If the Company concludes that an other-than-temporary decline exists in its marketable equity securities, the Company writes down the investment to the market value and records the related write-down as an investment loss on its consolidated statement of operations. To date the Company has not recorded any such investment losses.

Concentration of Credit Risk:

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

Property and Equipment:

Property and equipment are recorded at cost. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets. Depreciation of computer equipment is provided for over estimated useful lives ranging from 18 to 36 months, while furniture and office equipment are depreciated over estimated useful lives of 60 months. Leasehold improvements and assets recorded under capital leases are amortized over the estimated useful lives of the assets or the lease term, whichever is shorter, and range from 36 to 60 months.

Software Development Costs:

Development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized, subject to recoverability. Technological feasibility is established upon the completion of an integrated working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have not been significant. Accordingly, the Company has charged all costs to research and development expense in the period incurred.

Included in intangible assets and other in the accompanying consolidated balance sheet at December 31, 2001 are rights to purchased software licenses and patents. Amortization of this intangible asset, to cost of revenues, was on the straight-line basis over the estimated product life of three years. As of December 31, 2002, most of these intangible assets were written off as a result of the impairment evaluation the Company performed as of September 30, 2002.

Long-lived Assets, Goodwill and Other Intangible Assets:

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill, once recorded, not be amortized, but tested for impairment at least annually. A goodwill impairment analysis is performed in a two-step process. First, the Company determines if the net assets of its reporting unit exceeds its fair value, which would indicate that goodwill may be impaired. If the Company determines that goodwill may be impaired, the Company proceeds to the second step of the impairment test. In the second step, the Company compares the implied fair value of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine if impairment exists. An impairment charge is recorded to the extent that the carrying value of goodwill exceeds its fair value.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Advertising:

The Company expenses advertising costs as incurred. Advertising costs included in sales and marketing expense in the accompanying consolidated statements of operations for 2002, 2001, and 2000 were $70,000, $2.2 million and $7.6 million, respectively. In 2001, advertising agency fees and production costs in the amounts of $560,000 were paid to a firm whose chairman and chief creative officer was also a member of the Company’s board of directors. In 2001 and 2000, the Company reimbursed this firm for third-party direct advertising placement fees of approximately $4.5 million and $7 million, respectively. The Company did not have any such transactions in 2002.

Product Warranty:

The Company provides its customers with a limited warranty on its software products. Such warranties are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies”. To date the Company has not incurred any costs related to warranty obligations. The company’s software license agreements generally include an indemnification provision for claims from third-parties relating to the company’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5. The indemnification is limited to a portion of the amount paid by the customer. To date, claims under such indemnification provisions have not been significant.

Income Taxes:

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

Stock-Based Compensation:

The Company has employee stock benefit plans, which are described more fully in “Note 10: Stock Plans.” The Company’s stock option plans are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” Financial Accounting Standard Board (“FASB”) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

Under APB No. 25, compensation expense for stock options is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. SFAS No. 123 defines a fair value method of accounting for an employee stock option or similar equity investment. The company discloses the pro forma difference between compensation expense included in net loss and the related cost measured by the fair value method.

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” For purposes of this pro forma disclosure, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods.

Foreign Currency:

The financial statements of foreign subsidiaries are measured using the local currency of the subsidiary as the functional currency. Accordingly, assets and liabilities of the subsidiaries are translated at current rates of exchange at the balance sheet date and all revenue and expense items are translated using average exchange rates. The resultant gains or (losses) from translation at December 31, 2002 and 2001 were ($293,000) and $178,000, respectively.

Foreign transaction gains and losses are included in interest income and other, net, and to date, have not been material. At December 31, 2002 and 2001, the Company did not hold any foreign currency derivative instruments.

Accumulated Other Comprehensive Income (Loss):

Other comprehensive income (loss) includes unrealized gains and losses on available-for-sale investments and foreign currency translation adjustment gains (losses).

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Net Loss Per Common Share:

Basic net loss per common share is computed using the weighted-average number of outstanding shares of common stock during the period, excluding shares of restricted stock subject to repurchase. Dilutive net loss per common share is computed using the weighted-average number of common shares outstanding during the period and, when dilutive, potential common shares from options and warrants to purchase common stock and common stock subject to repurchase, using the treasury stock method. Potential common shares consist of unvested restricted common stock, stock options and warrants.

Common Stock Split:

On November 13, 2002 the Company completed a one-for-seven reverse stock split of the common stock affecting all outstanding shares of common stock, stock options and warrants of the Company. All references in the accompanying consolidated financial statements and notes thereto to earnings per share and the number of common shares have been retroactively restated to reflect the reverse stock split.

Recent Accounting Pronouncements:

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The adoption of this statement will not have a material impact on the Company’s financial position.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

Reclassifications:

The 2001 and 2000 statements of operations have been reclassified to conform to the 2002 presentation to present amortization of deferred stock compensation as a separate line item. The expense was previously included in cost of revenues, sales and marketing, research and development, and general and administrative expenses.

The 2001 statement of operations has been reclassified to conform to the 2002 presentation to reflect certain out-of-pocket expenses reimbursed by customers as revenues and cost of revenues in accordance with Emerging Issues Task Force (“EITF”) Topic D-103, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred.” The impact was an increase to both service revenues and cost of service revenues of $2.4 million for the year ended December 31, 2001. This reclassification was not made in the statement of operations for 2000, as the amounts were not separately tracked.

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The 2001 balance sheet has been reclassified to conform to the 2002 presentation to reflect accrued interest receivable related to short-term investments, previously reported as part of other current assets, as part of short-term investments. The accrued interest amount reclassified at December 31, 2001 was $1.8 million.

2. Cybrant Acquisition

On April 16, 2002, Blue Martini completed its acquisition of The Cybrant Corp. (“Cybrant”) whereby Cybrant became a wholly owned subsidiary of Blue Martini (“the Merger”). Cybrant’s products enable its customers to automate complex selling processes and solve complex business problems internally through the use of the software’s solutions architecture. Through the acquisition, the Company fortified its manufacturing and retail industry solutions by adding Cybrant’s interactive selling suite to its existing multi-channel customer relationship management applications. The operating results of Cybrant have been included with the Company’s results beginning with the date of acquisition.

The purchase price was approximately $7.6 million, comprising (1) approximately 575,000 shares of common stock valued at $11.06 per share based on the average market price of Blue Martini’s common stock over a five-day period including the two days before and the two days after the day the terms of the acquisition were agreed to and announced, (2) warrants exchanged for the purchase of approximately 73,000 shares of common stock at a price of $6.44 per share, expiring in January and March 2007, and (3) $552,000 in costs related to the transaction and exit activities. The amounts and components of the purchase price are presented below (in thousands):

Fair value of common stock issued	$6,363
Fair value of warrants exchanged	672
Restructuring and exit costs	352
Acquisition-related costs	200

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

Approximately $800,000 of the purchase price represents the estimated fair value of acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately charged to expense upon the acquisition date and is included in the accompanying statements of operations. The value assigned to purchased in-process research and development comprises of development projects that were labeled at the acquisition time as Versions 4.2 and 5.0 of the Cybrant product. The estimated fair value of these projects was determined by employment of a discounted cash flow model using a discount rate of 35%. The discount rates used take into consideration the stage of completion and the risks surrounding the successful development and commercialization of each of the purchased in-process research and development projects that were valued. The acquired in-process technology “Version 4.2” was commercialized in 2002. The acquired in-process technology “Version 5.0” is still in-process as of December 31, 2002.

The purchased technology and other intangible assets were being amortized to expense over two years assuming no residual value. Goodwill arising from the acquisition was attributable to the expected synergies in combining product lines. The amount assigned to goodwill was not subject to amortization. See Note 6 for a discussion of the subsequent write-off of goodwill and the majority of the intangible assets due to an impairment review.

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following condensed balance sheet discloses the amounts assigned to the acquired assets and liabilities as of April 16, 2002 (in thousands):

ASSETS
Cash	$152
Accounts receivable, net	425
Prepaid expenses and other current assets	325
Property and equipment, net	138
Purchased technology	2,400
In-process research and development	800
Other intangible assets	300
Goodwill	5,608

Total assets	$10,148

LIABILITIES:
Accounts payable	$81
Accrued employee compensation	331
Lease and debt obligations	1,580
Other current liabilities	412
Deferred revenues	157

Total liabilities	$2,561

Net assets (purchase price)	$7,587

The following pro forma information for years ended December 31, 2002 and 2001 have been prepared assuming the Merger had been completed at the beginning of each of the periods reported on (in thousands):

	Year Ended December 31,
	2002	2001
Total revenues	$34,749	$67,890

Net loss	$(61,577)	$(85,680)

Net loss per share	$(5.86)	$(8.83)

3. Short-Term Investments

The following is a summary of short-term investments (in thousands):

	December 31, 2002
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term Investments:
Corporate obligations	$34,280	$129	$(5)	$34,404
U.S treasury and government agency securities	16,592	84	—	16,676
Asset-backed securities	1,920	21	—	1,941

	$52,792	$234	$(5)	$53,021

	December 31, 2001
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term Investments:
Corporate obligations	$61,031	$339	$(58)	$61,312
U.S treasury and government agency securities	15,564	71	(1)	15,634
Asset-backed securities	7,542	66	—	7,608

	$84,137	$476	$(59)	$84,554

Realized gains and losses from the sales of short-term and long-term investments for the years 2002, 2001, and 2000 were not material.

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

4. Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	December 31,
	2002	2001
Accounts receivable	$5,704	$5,528
Unbilled receivables	763	541

	6,467	6,069
Allowance for doubtful accounts	(701)	(511)

	$5,766	$5,558

Additions to the allowance of doubtful accounts in 2002, 2001 and 2000 were $200,000, $1.4 million and $2.7 million, respectively. Write-offs of accounts receivable in 2002, 2001 and 2000 were $10,000, $1.8 million, and $2.1 million, respectively.

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2002	2001
Computer equipment	$10,021	$11,013
Furniture and office equipment	253	1,820
Leasehold improvements	—	1,570

	10,274	14,403
Less: accumulated depreciation and amortization	(9,675)	(9,749)

	$599	$4,654

Equipment held under capital leases as of December 31, 2001 totaled $633,000 and the related accumulated amortization was $518,000. There was no equipment held under capital leases in 2002.

During 2001, the Company evaluated the future usage of its computer network infrastructure in light of the operating activities. Management committed to plans of disposal for certain of these assets, and accordingly, classified these assets as held-for-disposal and recorded an impairment loss of $638,000 in 2001. This amount is not included in the restructuring charges in 2001, but has been allocated to the expense categories in the consolidated statement of operations according to the functional department of the underlying asset. Depreciation of these assets ceased and the assets were disposed of in 2002.

In 2002 the Company performed an impairment analysis of its property and equipment and determined the carrying amount exceeded its fair value. As a result of this analysis, the Company wrote off $1.5 million of property and equipment in fiscal 2002. See Note 6 for further discussion.

6. Long-lived Assets, Goodwill and Other Intangibles, Net

Intangible assets and other, net consisted of the following (in thousands):

	December 31,
	2002	2001
Purchased software licenses and patents	$600	$6,000
Deferred marketing expense	—	13,996
Other assets	422	465

	1,022	20,461
Less accumulated amortization	(120)	(8,121)

	$902	$12,340

Deferred marketing expense relates to the exchange of a common stock warrant issued in connection with a marketing agreement in April 2000, which was amended and remeasured in September 2001.

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

In September 2002, a sharp decline in the Company’s stock price resulted in the Company’s market capitalization being significantly below its net asset value. The Company determined that this condition triggered a review of its long-lived assets in accordance with SFAS No. 144. Accordingly, the Company performed an impairment analysis of its property and equipment, intangible assets and other long-lived assets, other than goodwill, as of September 30, 2002 and determined that the carrying amount of its property and equipment, intangible assets and other long-lived assets exceeded their respective fair values. As a result, the Company recorded an impairment charge of approximately $11.1 million.

SFAS 142 requires that goodwill be tested for impairment if a SFAS No. 144 triggering event has occurred. Accordingly, the Company performed an impairment analysis of its goodwill arising from the Cybrant acquisition. As the Company has determined that it operates in a single segment with one reporting unit, the fair value of its reporting unit was determined based on the Company’s market capitalization on the date of the impairment testing. As a result of this analysis, the Company wrote off all $5.6 million of goodwill at September 30, 2002.

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

The impairment charge to goodwill, other intangible assets and other long-lived assets from the impairment review resulted in a write-off of the net book value as follows:

Goodwill	$5,608
Acquisition-related technology	1,350
Other intangible assets	8,220
Property and equipment	1,500

Total	$16,678

The remaining balances in property and equipment and acquisition-related technology and intangibles are depreciated and amortized, respectively, over their remaining estimated lives, generally through the end of 2003.

In addition to the above adjustments to long-lived assets, goodwill and other intangible assets, the Company also accelerated the amortization of $638,000 relating to technology rights in the form of prepaid royalties based on a reduced estimate of useful lives for these assets.

7. Accrued Employee Compensation

Included in accrued employee compensation expense is the accrual of hiring bonuses, performance bonuses, and relocation costs for employees. In December 2001, in connection with the employment agreement for one executive officer of the Company, reimbursement of costs amounting to $2.1 million related to agreements with a former employer was included in accrued employee compensation. The executive officer’s employment with the Company terminated in 2002, and the executive officer resumed employment with his former employer. As of December 31, 2002, the Company did not receive a release of this liability from either the executive officer or his former employer and therefore retained the accrual.

8. Restructuring Charges

During 2002 and 2001, the Company implemented restructuring plans intended to strengthen the Company’s future operating performance and competitive position by preserving cash and reducing costs. As part of these restructurings, the Company reduced its employee force by approximately 120 employees in 2002 and 200 employees in 2001. The restructuring actions in 2002 and 2001 also included vacating excess facilities, and the restructuring charge in 2001 included asset write-downs representing the net book value of personal computer equipment and leasehold improvements abandoned as a result of the staff reductions. These actions resulted in a net restructuring charge of $6.4 million in 2002 and $6.3 million in 2001.

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2002, the Company has accrued restructuring charges of $3.4 million related to excess facilities, which will be paid through 2006. These accrued charges reflect estimates with respect to the time it will take to sublease the facilities, sublease terms, and sublease rates. Should there be changes in real estate market conditions or should it take longer than expected to find a suitable tenant to sublease the remaining vacant facilities, adjustments to the idle facilities lease losses reserve may be necessary in future periods based upon then current actual events and circumstances. The following tables summarize the activity related to restructuring activities in 2002 and 2001 (in thousands):

	Accrued at December 31, 2001	Total Expense	Non-cash Charges	Cash Payments	Accrued at December 31, 2002
Lease cancellations/idle facility	$458	$3,335	$—	$(375)	$3,418
Severance and related charges	18	3,028	(128)	(2,860)	58

	$476	$6,363	$(128)	$(3,235)	$3,476

	Accrued at December 31, 2000	Total Expense	Non-cash Charges	Cash Payments	Accrued at December 31, 2001
Lease cancellations/idle facility	$—	$3,077	$—	$(2,619)	$458
Severance and related charges	—	1,682	(133)	(1,531)	18
Asset write-downs	—	1,498	(1,498)	—	—

	$—	$6,257	$(1,631)	$(4,150)	$476

9.  Commitments and Contingencies

Lease Commitments:

The Company leases certain facilities, including its corporate headquarters, under non-cancelable operating leases. Rent expense for 2002, 2001 and 2000 was $4.2 million, $7 million and $4 million, respectively. Future minimum lease payments under operating lease with non-cancelable terms of more than one year as of December 31, 2002 are as follows (excluding lease commitments reflected in accrued restructuring liabilities on the balance sheet) (in thousands):

Year Ending December 31,
2003	$2,439
2004	2,284
2005	2,275
Thereafter	755

Total	$7,753

Letters of Credit:

The Company obtained letters of credit from financial institutions totaling $1.2 million and $2.2 million as of December 31, 2002 and 2001, respectively, in lieu of security deposits to secure facility lease obligations. No amounts have been drawn against the letters of credit. The Company pledged $1.4 million and $2.4 million as of December 31, 2002 and 2001, respectively, of cash equivalents held in trust as security for the letters of credit.

Royalties:

The Company licenses technologies from third party software providers that are incorporated into the Company’s product. Under the terms of these license agreements, which expire at various dates up to June 2007, the Company pays royalties at various rates and amounts, generally based on unit sales or revenues. Royalty expense was $1.5 million, $4.3 million and $3.8 million for 2002, 2001 and 2000, respectively. Such costs are included in the cost of license revenues (for new licenses sold) and in cost of service revenues (for maintenance contracts sold).

Legal Actions:

Beginning in July 2001, the Company and certain of its officers and directors were named as defendants in several class action shareholder complaints claiming that the Company, certain of its officers and directors, and the underwriters of its initial public offering (“IPO”) violated the federal securities laws because the Company’s IPO registration statement and prospectus allegedly contained untrue statements of material fact or omitted material facts regarding the underwriters’ compensation and stock allocation practices. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same Court against hundreds of other public companies that conducted IPOs of their common stock since the mid-1990s. The complaints were subsequently amended and consolidated

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

into a single complaint, the Company’s directors and officers were dismissed without prejudice, and defendants filed a global motion to dismiss the lawsuits, which the Court granted in part and denied in part with respect to the Company. The Company believes that this lawsuit is without merit and intends to defend against it vigorously. The Company believes that the ultimate outcome of this lawsuit will not have a material adverse effect on its financial position and results of operations.

In May 2002, the Company was served with a shareholder derivative complaint alleging derivative claims against certain officers and directors of the Company and against the lead underwriter of the Company’s IPO. The complaint alleges claims for breach of fiduciary duty, breach of agent’s duty to principal, negligence and unjust enrichment against the individual defendants relating to the Company’s IPO. The plaintiff seeks unspecified monetary damages and other relief. The complaint was subsequently dismissed and the plaintiff appealed the dismissal. The appeal is pending. The Company believes that this lawsuit is without merit and intends to defend against it vigorously. The Company believes that the ultimate outcome of this lawsuit will not have a material adverse effect on its financial position and results of operations.

In July 2002, a complaint was filed against the Company by one of its customers. The complaint, as later amended, asserts claims for breach of contract, breach of warranty, negligent misrepresentation, fraud, and unjust enrichment. The Company has filed a motion to dismiss, which is now pending. The Company believes that it has meritorious defenses and counterclaims against this lawsuit and intends to pursue them vigorously. The Company believes that the ultimate outcome of this action will not have a material adverse effect on its financial position and results of operations.

In addition, the Company may be subject to additional legal proceedings and claims, asserted or unasserted, that are in the ordinary course of business; the outcome of these proceedings and claims cannot be predicted.

10.  Stockholders’ Equity

Common Stock:

Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors subject to the rights of holders of all classes of stock having priority rights as to dividends. No cash dividends have been declared or paid through December 31, 2002.

Common Stock Repurchase Program:

In June 2002, the Company’s board of directors authorized the repurchase of up to 5% of the Company’s outstanding common stock. As of December 31, 2002, the Company had repurchased and retired 91,000 shares of its common stock under this repurchase program in open market transactions at prevailing market prices for a total cost of approximately $558,000, including commissions.

Warrants:

In January 2000, the Company granted a fully exercisable warrant to purchase approximately 6,400 shares of common stock at an exercise price of $10.50 per share in connection with an equipment lease agreement. This warrant was outstanding as of December 31, 2002 and 2001 and expires 10 years after issuance. The fair value of the warrants was $176,000, calculated based upon the Black-Scholes option pricing model using $25.00 as the fair value of the underlying common stock and the following assumptions: no dividends; contractual life of 10 years; risk-free interest rate of 6.6%; and expected volatility of 75%. This amount was fully amortized over the one-year lease term in 2000.

In April 2000, the Company entered into a non-exclusive marketing and business development agreement with a systems integrator to promote and market Blue Martini’s products in Europe, the Middle East and Africa. As part of this marketing agreement, the Company issued a warrant to purchase approximately 343,000 shares of common stock at an exercise price of $35.00 per share. The warrant is fully vested and non-forfeitable, and is exercisable at the end of eight years and can be exercised sooner upon the achievement of performance milestones during the four-year term of the marketing agreement. The fair value of this warrant, using the Black-Scholes option pricing model, was $13.8 million and was recorded as stock-based deferred marketing expense and was being amortized using the straight-line method over four years. The warrant valuation assumed a risk-free interest rate of 6.2%, expected volatility of 80%, no dividends and a contractual life of eight years. In September 2002, this stock-based deferred marketing expense was written off as a result of the impairment evaluation (see Note 6).

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

In September 2001, in connection with amendment of the agreement, the Company and the systems integrator agreed to a modification of the warrant that reduced the exercise price to $5.46 per share (the market value of the Company’s common stock at the date), covering the 300,000 unexercisable shares then remaining. (The terms of approximately 43,000 then-exercisable shares remain unchanged.) As a result of this modification, the Company recorded an addition of $164,000 to stock-based deferred marketing expense and additional paid-in capital that represents the incremental fair value of the modified warrant as compared to the value of the original warrant immediately before the modification. The incremental value of the warrant and the remaining book value of original warrant was amortized over the remaining three-year term of the marketing agreement, as amended, and is included as a non-cash component of sales and marketing expense in the consolidated statement of operations. The incremental value of the warrant was based on the Black-Scholes option pricing model, assuming a risk-free interest rate of 4.2%, expected volatility of 100%, no dividends and contractual life of 6.5 years for both the modified warrant and the original warrant. This warrant representing approximately 343,000 shares was outstanding as of December 31, 2002 and 2001. The remaining value of the warrant was written off in September 2002 as part of the impairment evaluation.

In March 2001, the Company entered into an executive search agreement. As part of this agreement, the Company issued a warrant to purchase approximately 12,000 shares of common stock at an exercise price of $7.70 per share. This warrant was outstanding as of December 31, 2002 and 2001. The warrant is fully vested and non-forfeitable, and is exercisable at the end of five years and can be exercised at the end of the first year upon the occurrence of certain events. The fair value of this warrant was $70,000 and was charged to general and administrative expense in 2001 in the accompanying consolidated statement of operations. The fair value was determined using a Black-Scholes model that assumed a risk-free interest rate of 4.2%, expected volatility of 100%, no dividends and a contractual life of five years.

In April 2002, the Company issued warrants to purchase 73,000 shares of common stock at an exercise price of $6.44 per share in connection with the Cybrant acquisition. The warrants are fully vested and expire January and March 2007. The fair value of the warrants was $672,000 and was applied to the purchase price. The fair value was determined using a Black-Scholes model that assumed a risk-free interest rate of 5%, expected volatility of 100%, no dividends and a contractual life of five years.

In June 2002, the Company amended an existing a strategic alliance agreement. As part of the agreement, the Company issued warrants to purchase approximately 43,000 shares of common stock at an exercise price of $6.16 per share. The warrants are fully vested and exercisable at the end of eight years and can also be exercised at the end of each of the first four years upon the occurrence of certain events. The fair value of the warrant was $230,000 and was charged to marketing expense in 2002 in the accompanying statement of operations. The fair value was determined using a Black-Scholes model that assumed a risk-free interest rate of 5%, expected volatility of 100%, no dividends and a contractual life of eight years.

Stock Plans

2000 Equity Incentive Plan:

The Company was initially authorized to issue up to 4.3 million shares in connection with the Equity Incentive Plan (“Incentive Plan”) to employees and consultants. For a period of ten years commencing on January 1, 2001, the share reserve will increase automatically each January 1st by the greater of 5% of the Company’s “diluted shares outstanding” (as defined by the plan), or the number of shares granted under the Incentive Plan during the prior twelve-month period. The Incentive Plan provides for the issuance of stock purchase rights, common stock, incentive stock options or non-statutory stock options. At December 31, 2002, a total of 5.2 million shares were available for future issuance under the Incentive Plan.

The stock purchase rights are subject to a restricted stock purchase agreement whereby the Company has the right to repurchase the stock upon the voluntary or involuntary termination of the purchaser’s employment from the Company at the original issuance price. The Company’s repurchase right lapses at a rate determined by the board of directors, but at a minimum rate of 25% per year. As of December 31, 2002, approximately 87,000 shares of common stock, which have been issued to employees upon the exercise of unvested options, are subject to repurchase, at a weighted-average repurchase price of $7.21 per share.

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Under the Incentive Plan, the exercise price for incentive stock options is at least 100% of the stock’s fair market value on the date of grant for employees owning 10% or less of the voting power of all classes of stock, and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For nonstatutory stock options, the exercise price is at least 85% of the stock’s fair market value on the date of grant for employees owning 10% or less of the voting power of all classes of stock, and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock.

The Incentive Plan is administered by the board of directors, which has the authority to designate participants and to determine the number and type of options to be granted, the time at which options are exercisable, the method of payment, and any other terms or conditions of the options. Options generally have a term of up to 10 years and vest over up to four years.

2000 Non-employee Directors’ Stock Option Plan:

Under the 2000 Non-employee Directors’ Stock Option Plan (“Directors’ Plan”) approximately 43,000 common shares were originally reserved for issuance. For a period of ten years commencing on January 1, 2001, the share reserve will increase automatically each January 1st by the greater of 0.25% of the Company’s “diluted shares outstanding” (as defined by the plan) or the number of shares granted under the Directors’ Plan during the prior twelve-month period. As of December 31, 2002, a total of 95,000 shares were available for future issuance under the Directors’ Plan.

The following table summarizes plan activity for all plans (in thousands, except for per share amounts):

	Year Ended December 31,
	2002		2001		2000
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	2,030	$33.69	1,239	$62.02	607	$1.47
Granted	3,714	3.51	1,542	23.80	1,500	55.37
Exercised	(66)	9.01	(31)	33.04	(816)	5.67
Canceled	(1,714)	32.86	(720)	62.30	(52)	39.41

Outstanding, end of year	3,964	$6.19	2,030	$33.67	1,239	$62.02

Exercisable, end of year	506	$25.39	799	$37.80	1,013	$39.97

Weighted-average fair value of options granted with exercise prices equal to fair value at grant date	3,599	$3.63	1,542	$18.90	287	$156.59
Weighted-average fair value of options granted with exercise prices less than fair value at grant date	115	$0.07	—	$—	1,213	$31.43

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information about stock options as of December 31, 2002 (option amounts in thousands):

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.07-$1.75	126	8.97	$0.29	26	$1.12
$2.52-$3.60	2,776	4.45	2.85	12	3.36
$5.04-$7.00	596	9.39	6.27	21	5.80
$7.21-$10.92	204	7.54	9.92	196	9.97
$11.41-$17.50	113	8.48	12.67	102	12.70
$21.00-$42.00	101	7.40	39.94	101	39.94
$50.75-$318.50	48	7.63	112.33	48	112.33

	3,964	5.73	$6.19	506	$25.39

Stock Options Exchange Program:

On December 4, 2002, the Company completed a stock option exchange program. Under the program, all outstanding employee stock options with exercise prices at or above $12.39 per share were eligible to be exchanged on a one for one basis for stock options to purchase common stock with an exercise price of $3.60, which was the fair market value of the Company’s common stock at the end of the offer period. The Company’s Chief Executive Officer, Chief Financial Officer and directors were not eligible to participate in the program. Pursuant to this program, options for 602,000 shares have been exchanged and reflected in the above table as both cancellations and grants. These replacement stock options vest in equal monthly installments over a five-month period ending in May 2003 and expire in September 2003. The Company is accounting for the replacement options as well as any eligible stock options that were not replaced under the variable plan accounting method in accordance with Accounting Principles Bulletin (“APB”) No. 25. Under variable plan accounting, the Company will record compensation expense during the term of the stock options to the extent there is a net increase in the Company’s stock market price. As of December 31, 2002, variable accounting for these stock options resulted in no expense.

2000 Employee Stock Purchase Plan:

Under the 2000 Employee Stock Purchase Plan approximately 571,000 shares have been initially reserved for issuance. For a period of ten years commencing on January 1, 2001, the share reserve will increase automatically each January 1st by the greater of 2.5% of the Company’s “diluted shares outstanding” (as defined by the plan) or the number of shares granted under the Employee Stock Purchase Plan during the prior twelve-month period. The 2000 Employee Stock Purchase Plan contains successive six-month offering periods and the share price of stock purchased under the plan is 85% of the lower of the fair value of the common stock either at the beginning or the end of the period. During the year ended December 31, 2002, 254,000 shares had been issued under this plan and $319,000 of employee contributions was included in other accrued liabilities at such date.

Stock-Based Compensation:

During 2002 and 2000, the Company issued options to certain employees under the Incentive Plan with exercise prices below the fair value of the common stock at the date of grant. No options with exercise prices below the fair values of the common stock were issued in 2001. In accordance with the requirements of APB No. 25, the Company has recorded deferred stock compensation for the differences between the exercise price of the options and the fair value of the Company’s stock at the date of grant. The Company recorded deferred stock compensation of $590,000 and $50.6 million for 2002 and 2000, respectively. The deferred stock compensation is being amortized to expense over the period during which the options vest, generally four years using a method consistent with FASB Interpretation No. 28 (“FIN 28”). Under the FIN 28 method, each vested tranche of options is accounted for as a separate option grant awarded. Accordingly, the compensation expense is recognized over the period during which the services have been provided. During 2002 and 2001, the Company also recorded approximately $8.1 million and $11 million against deferred stock compensation related to the forfeiture of unvested stock options of terminated employees; such forfeiture amounts were not material in 2000.

In November 2001, the Company issued approximately 35,000 shares of unrestricted common stock to an executive officer under the Incentive Plan. At the date of issuance, the Company recorded deferred stock compensation of $271,000, which was fully amortized by December 31, 2002. Amortization for 2002 and

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

2001 were $171,000 and $100,000, respectively. In October 2002, 59,509 shares of unrestricted common stock were issued to the same executive officer as part of a termination agreement.

In 2001 and 2000, the Company granted approximately 3,000 and 25,000, respectively, immediately vested and exercisable common stock options to non-employees and recorded related stock-based compensation of $56,000 and $1.6 million, respectively. The recorded amounts reflect the fair value of these stock options at their respective grant dates, calculated based upon the Black-Scholes option pricing model using the fair values of the underlying common stock on the grant dates and the following weighted-average assumptions: no dividends; contractual life of 10 years; risk-free interest rate of 5.0%, and 6.0%, for 2001 and 2000, respectively; and, expected volatility of 100% and 75% for 2001 and 2000, respectively. There were no grants of stock options to non-employees in 2002.

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The following table shows the Company’s net loss for 2002, 2001 and 2000 had the Company applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2001	2000
Net Loss, as reported	$(58,852)	$(69,604)	$(62,087)
Add (Deduct): Stock-based employee compensation Expense (credit) included in reported net loss	(794)	12,014	30,571
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(6,968)	(26,588)	(46,504)

Pro forma net loss	$(66,614)	$(84,178)	$(78,020)

Net loss per share:
Basic and diluted-as reported	$(5.80)	$(7.62)	$(10.63)

Basic and diluted-as pro forma	$(6.57)	$(9.21)	$(13.36)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with no expected dividends and using the following assumptions: expected three-and-half-year lives for all options issued through December 31, 2000, expected four-year lives for all options issued in 2001, and expected lives ranging from five months to four years for options granted in 2002; zero expected volatility for all options issued through the filing of the Company’ IPO registration statement, 100% expected volatility for the remainder of 2000 and for 2001, and 95% expected volatility for 2002; and average risk-free interest rate of 2.7%, 4.4%, and 6.6% for the years 2002, 2001, and 2000, respectively. Under SFAS No. 123, the weighted-average fair values of options granted were $1.98, $2.70, and $7.90, for 2002, 2001, and 2000, respectively.

Under SFAS No. 123, the weighted-average fair values of common stock purchase rights (per-share) granted under the 2000 Employee Stock Purchase Plan were $2.44, $0.15 and $11.39 for 2002, 2001 and 2000, respectively. The fair value of stock purchased under the Employee Stock Purchase Plan was estimated on the dates of grant using the Black-Scholes option-pricing model with no expected dividends and using the following assumptions: expected lives of six months to two years; 95% expected volatility for 2002 and 100% for 2001 and 2000; and average risk-free interest rate of 2%, 2.54% and 5.92% for the years 2002, 2001 and 2000, respectively.

The weighted-average number of shares of restricted stock subject to repurchase for 2002, 2001, and 2000 were approximately 87,000, 347,000, and 1.1 million, respectively.

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Net Loss Per Common Share:

The following potential common shares outstanding have been excluded from the calculation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive (in thousands):

	December 31,
	2002	2001	2000
Shares issuable under stock options	3,964	2,030	1,239
Shares of restricted stock subject to repurchase	87	347	1,097
Shares issuable pursuant to warrants	442	153	53

The weighted-average exercise price of stock options was $6.19, $33.67, and $62.02, at December 31, 2002, 2001, and 2000, respectively. The weighted-average purchase price of restricted stock was $7.21, $3.52 and $2.92 at December 31, 2002, 2001 and 2000, respectively. The average exercise price of outstanding warrants was $8.45, $9.13 and $24.47 at December 31, 2002, 2001 and 2000, respectively.

11.  Income Taxes

As of December 31, 2002, the Company has net operating loss carryforwards for federal and California income tax purposes of approximately $102 million and $60 million, respectively, available to reduce future income subject to income taxes. The federal net operating loss carryforwards will expire in 2019 through 2022. The California net operating loss carryforwards will expire in 2007 through 2013.

The 2002 income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following (in thousands):

	Year Ended December 31,
	2002	2001	2000
Federal tax at statutory rate	$(20,599)	$(24,362)	$(21,730)
Net operating losses not benefited	14,906	18,461	10,697
Deferred compensation	—	5,376	10,642
Impairment of intangibles	5,350	—	—
Other	343	525	391

	$—	$—	$—

The types of temporary differences that give rise to significant portion of the Company’s deferred tax assets and liabilities are set out below (in thousands):

	Year Ended December 31,
	2002	2001
Deferred tax assets:
Accruals and reserves	$2,635	$1,805
Plant and equipment	2,143	931
Net operating loss carryforwards	40,910	30,406
Capitalized start-up costs and organization costs	2,105	799
Credit carryforwards	3,844	3,844

Total deferred tax assets	51,637	37,785
Less: valuation allowance	(51,637)	(37,785)

Net deferred tax assets	$—	$—

Management has established a valuation allowance for the portion of deferred tax assets for which realization is uncertain. The net change in the total valuation allowance for 2002, 2001, and 2000 were increases of $13.9 million, $22.3 million and $11.8 million, respectively.

The Tax Reform Act of 1986 imposes restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” as defined by the Internal Revenue Code. The Company’s ability to utilize its net operating loss and tax credit carryforwards is subject to restriction pursuant to these provisions.

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

The Company’s chief operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and sales teams for purposes of making operating decisions and assessing financial performance. On this basis, the Company is organized and operates in a single segment: the design, development and marketing of software solutions.

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Europe and Asia Pacific. Information regarding the Company’s revenues in different geographic regions is as follows:

	Year Ended December 31,
	2002	2001	2000

Revenues:
United States	77%	76%	86%
Europe	16%	22%	13%
Asia	7%	2%	1%

	100%	100%	100%

Significant customer information is as follows: For 2002, 2001 and 2000, no individual customer accounted for more than 10% of consolidated revenues. At December 31, 2002, three customers accounted for more than 10% of net accounts receivable outstanding. At December 31, 2001, no individual customer accounted for more than 10% of net accounts receivable outstanding.

During 2001 and 2000, one of the Company’s directors was also on the board of directors of one of the Company’s customers. This customer accounted for less than 1% of Company revenues for each of 2002, 2001 and 2000. The director resigned from the Company in 2001.

During 2002 and 2001, a customer for which another of the Company’s directors serves as an executive officer accounted for approximately 1% of revenues in 2001 and less than 1% of revenues in 2002. The Company director resigned from the board in October 2002.