Form 10-Q
period 2003-03-31
BLUE MARTINI SOFTWARE INC
filed 2003-05-09
CIK 1077814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of April 8, 2003, there were approximately 10,656,623 shares of the registrant’s common stock outstanding.

BLUE MARTINI SOFTWARE, INC.

PART I.    FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BLUE MARTINI SOFTWARE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	March 31, 2003	December 31, 2002
Assets

Current assets:
Cash and cash equivalents, including restricted cash of $1,357 in 2003 and 2002	$14,676	$7,729
Short-term investments	41,178	53,021
Accounts receivable, net	5,586	5,766
Prepaid expenses and other current assets	1,051	1,575

Total current assets	62,491	68,091
Property and equipment, net	586	599
Intangible assets and other, net	781	902

Total assets	$63,858	$69,592

Liabilities And Stockholders’ Equity

Current liabilities:
Accounts payable	$448	$706
Accrued employee compensation	5,386	5,603
Other current liabilities	4,739	5,396
Accrued restructuring charges	967	1,045
Deferred revenues	4,155	3,306

Total current liabilities	15,695	16,056
Accrued restructuring, less current portion	2,131	2,431

Total liabilities	17,826	18,487

Stockholders’ equity:
Common stock, $0.001 par value, authorized 500,000 shares, issued and outstanding 10,656 shares in 2003 and 10,564 shares in 2002	255,301	255,301
Deferred stock compensation	(605)	(1,311)
Accumulated other comprehensive income (loss)	(234)	114
Accumulated deficit	(208,430)	(202,999)

Total stockholders’ equity	46,032	51,105

Total liabilities and stockholders’ equity	$63,858	$69,592

See accompanying notes to condensed consolidated financial statements.

BLUE MARTINI SOFTWARE, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues:
License	$1,756	$1,029
Service	5,901	7,480

Total revenues	7,657	8,509
Cost of revenues:
License	318	621
Service*	4,117	5,222

Total cost of revenues	4,435	5,843

Gross profit	3,222	2,666

Operating expenses:
Sales and marketing*	4,253	6,931
Research and development*	2,484	3,545
General and administrative*	1,804	1,636
Amortization of deferred stock compensation	468	(2,018)
Restructuring charges	—	703

Total operating expenses	9,009	10,797

Loss from operations	(5,787)	(8,131)
Interest income and other, net	356	877

Net loss	$(5,431)	$(7,254)

Basic and diluted net loss per common share	$(0.51)	$(0.76)

Shares used in computing basic and diluted net loss per common share	10,550	9,560

*	Amounts exclude amortization of deferred stock compensation for the three months ended March 31, 2003 and 2002 as follows:

Cost of service revenues: $128 in 2003 and $58 in 2002.

Sales and marketing: $(9) in 2003; $(476) in 2002.

Research and development: $105 in 2003; $204 in 2002.

General and administrative: $244 in 2003; $(1,804) in 2002.

See accompanying notes to condensed consolidated financial statements.

BLUE MARTINI SOFTWARE, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Operating activities:
Net loss	$(5,431)	$(7,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment and amortization of intangible and other assets	332	2,294
Amortization of deferred stock compensation	468	(2,018)
Changes in operating assets and liabilities:
Accounts receivable	184	628
Prepaid expenses and other current assets	524	427
Accrued restructuring charges	(378)	(476)
Accounts payable, accrued employee compensation and other current liabilities	(1,132)	(2,009)
Deferred revenues	849	(819)

Net cash used in operating activities	(4,584)	(9,227)

Cash flows from investing activities:
Purchases of property and equipment	(202)	(75)
Purchases of short-term investments	(19,096)	(20,404)
Sales and maturities of short-term investments	30,843	35,721

Net cash provided by investing activities	11,545	15,242

Cash flows from financing activities:
Net proceeds from issuance of common stock	238	1,284
Repayment of debt and capital lease obligations/other	—	(31)

Net cash provided by financing activities	238	1,253

Effect of exchange rate changes on cash	(252)	(30)

Net increase in cash and cash equivalents	6,947	7,238
Cash and cash equivalents at beginning of period	7,729	12,945

Cash and cash equivalents at end of period	$14,676	$20,183

See accompanying notes to condensed consolidated financial statements.

BLUE MARTINI SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003.

The preparation of the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Blue Martini Software, Inc. (“Blue Martini” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2002.

The Company obtained a letter of credit totaling $1.2 million as of December 31, 2002 in lieu of security deposits to secure facility lease obligations. No amounts have been drawn against the letter of credit. The Company pledged $1.4 million of cash equivalents held in trust as security for the letter of credit.

Note 2.  Restructuring Charges

During 2002, the Company implemented restructuring plans intended to strengthen the Company’s future operating performance and competitive position by preserving cash and reducing costs. The following table summarizes the activities related to accrued restructuring charges (in thousands):

	Accrued at December 31, 2002	Cash Payments	Accrued at March 31, 2003
Lease cancellations/idle facility	$3,418	$(320)	$3,098
Severance and related charges	58	(58)	—

	$3,476	$(378)	$3,098

The remaining lease obligation will be paid out over the remaining term of the lease of three years.

BLUE MARTINI SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Note 3.  Comprehensive Net Loss

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

	Three Months Ended March 31,
	2003	2002
Net loss	$(5,431)	$(7,254)
Unrealized losses on available-for-sale investments, net of tax	(96)	(553)
Change in accumulated translation adjustment	(252)	(30)

Comprehensive net loss	$(5,779)	$(7,837)

Note 4.  Net Loss Per Common Share

The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2003	2002
Shares issuable under stock options	3,615	1,604
Shares of restricted stock subject to repurchase	46	238
Shares issuable pursuant to warrants	477	434
Weighted average exercise price	$5.17	$33.42

Note 5.  Legal Actions

Beginning in July 2001, Blue Martini, certain of the Company’s current and former officers and directors and Goldman Sachs and the other underwriters were named as defendants in several class action shareholder complaints claiming that the Company, certain of its officers and directors, and the underwriters of its initial public offering (“IPO”) violated the federal securities laws because the Company’s IPO registration statement and prospectus allegedly contained untrue statements of material fact or omitted material facts regarding the underwriters’ compensation and stock allocation practices. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same Court against hundreds of other public companies that conducted IPOs of their common stock since the mid-1990s. The complaints were subsequently amended and consolidated into a single complaint, the Company’s directors and officers were dismissed without prejudice, and defendants filed a global motion to dismiss the lawsuits, which the Court granted in part and denied in part with respect to the Company. The Company believes that this lawsuit is without merit and intends to defend against it vigorously. The Company believes that the ultimate outcome of this lawsuit will not have a material adverse effect on its financial position and results of operations.

In May 2002, the Company was served with a shareholder derivative complaint alleging derivative claims against certain officers and directors of the Company and against the lead underwriter of the Company’s IPO. The complaint alleges claims for breach of fiduciary duty, breach of agent’s duty to principal, negligence and unjust enrichment against the individual defendants relating to the Company’s IPO. The plaintiff seeks

BLUE MARTINI SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

unspecified monetary damages and other relief. The complaint was subsequently dismissed and the plaintiff appealed the dismissal. The appeal is pending. The Company believes that the appeal is without merit and intends to defend against it vigorously. The Company believes that the ultimate outcome of this lawsuit will not have a material adverse effect on its financial position and results of operations.

In July 2002, a complaint was filed against the Company by one of its customers. The complaint, as later amended, asserts claims for breach of contract, breach of warranty, negligent misrepresentation, fraud, and unjust enrichment. The Company’s motion to dismiss was granted in part and denied in part; the Company’s response to the second amended complaint is due in May. The Company believes that it has meritorious defenses and counterclaims against this lawsuit and intends to pursue them vigorously. The Company believes that the ultimate outcome of this action will not have a material adverse effect on its financial position and results of operations.

In addition, the Company may be subject to additional legal proceedings and claims, asserted or unasserted, that are in the ordinary course of business. The Company cannot predict the outcome of these proceedings and claims or its possible impact on the Company.

Note 6.  Accounting for Stock-Based Compensation

The Company has adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The following table shows the Company’s net loss for the three months ended March 31, 2003 and 2002 had the Company applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Net loss, as reported	$(5,431)	$(7,254)
Add (Deduct): Stock-based employee compensation included in reported net loss	468	(2,018)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,619)	(193)

Pro forma net loss	$(8,582)	$(9,465)

Net loss per share:
Basic and diluted—as reported	$(0.51)	$(0.76)

Basic and diluted—as pro forma	$(0.81)	$(0.99)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Blue Martini Software, Inc. (the “Company”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “can,” “may,” “believe,” “designated to,” “will,” “expect,” “plan,” “anticipate,” “estimate,” “potential,” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including those in the section entitled “Risk Factors” and elsewhere in this quarterly report and the risk factors fully described under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2002. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date thereof, and the Company assumes no obligation to update any forward-looking statement or risk factors, unless we are required to do so by law.

Overview

Blue Martini provides software designed to improve the way companies sell and market, as well as services related to the implementation and maintenance of our software. Our revenues are derived from the licensing of our application suite and the sale of related services. The license agreement for our application suite typically provides for an initial fee to use the software in perpetuity, with use limited by the number of servers (CPUs), business unit, geographic area, brand or other similar limitations. Service revenues are principally derived from consulting services, maintenance and training. Our maintenance agreements are typically payable in advance and entitle customers to receive software updates, maintenance releases and technical support and typically have a one-year term. Consulting services and training are generally sold on a time-and-materials basis.

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

While our revenues to date have been derived principally from customers in the United States, international revenues accounted for 18% of our revenues for the three months ended March 31, 2003. We believe that international revenues may represent a significant portion of our total revenues in the future but may fluctuate as a percentage of revenues in the near term. Although we have a limited operating history, our quarterly operating results have experienced seasonal fluctuations in the past. Quarterly results fluctuate based on several factors, including our customers’ fiscal year, budgeting cycles, sales incentive plans, slow summer purchasing patterns and general economic conditions in markets where we conduct business.

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

In 2002, the Company implemented restructuring plans intended to strengthen the Company’s operating performance and competitive position by preserving cash and reducing costs. The restructuring consisted of terminating employees and vacating idle facilities.

Results of Operations for the Three Months Ended March 31, 2003 and 2002

Revenues

License.    License revenues were $1.8 million in the three months ended March 31, 2003, an increase of $727,000 or 71% from license revenues of $1.0 million for the period ended March 31, 2002.

We attribute the increase to our strategic re-organization in the fourth quarter of 2002, which was designed to focus on the Company’s target industries. We re-organized our sales and marketing resources along two distinct industry groups — one for manufacturing, and one for retail. However, with the overall economic conditions continuing to be difficult and with our business affected by economic and political conditions of these target industries, we expect license revenues to fluctuate in the near future.

Service.    Service revenues were $5.9 million in the three months ended March 31, 2003, a decrease of $1.6 million or 21% from service revenues of $7.5 million for the comparable period ended March 31, 2002. The decrease was primarily due to an overall reduction in professional service activities combined with. pricing pressures from rate reductions by many system integrators and other third-party service providers as well as our competing vendors. We expect these pricing pressures to continue in the foreseeable future.

Cost of Revenues

License.    Cost of license revenues consists primarily of royalties payable to third parties and amortization of purchased intangible assets for software that are either embedded in or bundled with our products. Cost of license revenues was $318,000 in the three months ended March 31, 2003 compared to $621,000 for the three months ended March 31, 2002. The decrease is primarily due to the reduced amortization of certain intangibles arising from the accelerated amortization and write-off of majority of the assets due to the impairment valuation performed in the third quarter of 2002. Cost of license revenues were 18% and 60% of license revenues for the three months ended March 31, 2003 and 2002, respectively. In the near term, our cost of licenses, when expressed in absolute dollar terms, will fluctuate with license revenues.

Service.    Cost of service revenues consists primarily of salaries and other personnel-related expenses, costs of services provided by third party consultants engaged by the Company, allocated overhead costs, and depreciation of equipment used to provide consulting services, technical support and training. Allocated overhead costs for costs of services and other expense categories include facilities, information systems, and other corporate infrastructure costs. Cost of service revenues was $4.1 million for the three months ended March 31, 2003, a decrease of $1.1 million or 21% from cost of service revenues of $5.2 million for the comparable period ended March 31, 2002. Cost of service revenues was 70% of service revenues for both the three months ended March 31, 2003 and 2002. The decrease in absolute dollars was primarily due to the reduction in force and other cost-saving actions implemented throughout 2002. Because our cost of service revenues is relatively fixed, our cost of services, when expressed as a percentage of related service revenues, may fluctuate in the near term, based primarily on our related service revenues.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions, and other personnel-related expenses associated with our direct sales and marketing personnel, allocated overhead expenses, and costs of marketing programs including trade shows, advertisements, promotional activities and media events. Sales and marketing expenses decreased to $4.2 million for the three months ended March 31, 2003 from $6.9 million for the same period in 2002. The decrease was primarily due to lower spending on marketing and advertising programs and lower personnel related expenses resulting from our reductions in force of approximately 24% from the first quarter of 2002 to the same period in 2003 and other cost-saving actions implemented throughout 2002. The Company has invested in strengthening its sales leadership and sales force in the first quarter of 2003 and expects sales and marketing expenses to increase in the near term.

Research and Development.    Research and development expenses consist primarily of salaries and other personnel-related expenses for engineering personnel, allocated overhead costs, costs of contractors, and depreciation of equipment used in the development of our software products. To date, all costs related to the development of our software have been expensed as incurred.

Research and development expenses decreased to $2.5 million for the three months ended March 31, 2003 from $3.5 million for the same period in 2002. The decrease was primarily due to a decrease in personnel-related expenses resulting from reductions in force and other cost-saving actions implemented in 2002. The Company expects that research and development expenses will be consistent with the first quarter of 2003 in the near term.

General and Administrative.    General and administrative expenses include costs associated with our finance, human resources, legal, and other administrative functions. These costs consist primarily of salaries and other personnel-related expenses, professional fees, provision for doubtful accounts, equipment depreciation, and allocated overhead costs. General and administrative expenses increased to $1.8 million for the three months ended March 31, 2003 from $1.6 million for the same period in 2002. The increase was primarily due to a decrease in the allocation of facilities and information technology expenses to the rest of the Company in 2003.

Amortization of Deferred Stock Compensation.    Net amortization of deferred stock compensation expense resulted in a charge of $468,000 for the three months ended March 31, 2003 as compared to a benefit of $2.0 million for the three months ended March 31, 2002. The 2002 benefit was the result of the effects of forfeitures of unvested stock options and the corresponding adjustment of the amortization of deferred stock compensation. Net amortization of deferred stock compensation consists of the amortization of deferred stock compensation using the accelerated method, net of an adjustment for unvested options of terminated employees during the quarter that reverses previously recognized expenses. At March 31, 2003, the unamortized deferred stock compensation balance was $605,000 and is scheduled to be fully amortized by the end of the third quarter of 2003.

Deferred stock compensation may fluctuate in the short term due to the variable plan accounting associated with a stock option exchange program initiated in the fourth quarter of 2002, under which 602,000 outstanding employee stock options with exercise prices at or above $12.39 per share (approximately 92% of the total eligible) were exchanged for replacement stock options at the fair market value. These replacement options have an exercise price of $3.60, vest over a five-month period ending in May 2003 and expire in September 2003. Under variable plan accounting, we will record compensation expense during the term of the stock options reflecting the net increase in our stock market price above the option exercise price. One hundred sixty-nine employees participated in the program, representing approximately 92% of all eligible employees. Our CEO, then-CFO and directors were not eligible to participate. The variable plan accounting resulted in no charge in the first quarter of 2003.

Interest Income and Other, Net

Interest income and other, net consists primarily of interest income from cash, cash equivalents and short-term investments. Interest income and other, net decreased to $356,000 for the three months ended March 31, 2003 from $877,000 for the three months ended March 31, 2002. The decrease was due to lower interest rates and due to the decline in balances of cash, cash equivalents and short-term investments during the quarter ended March 31, 2003. We expect interest income to decrease as the amount of cash and cash equivalents available for investment decreases as cash is used in operations. In addition, due to current prevailing interest rates, reinvestment of maturing marketable securities is expected to generate lower interest income.

Liquidity and Capital Resources

As of March 31, 2003, cash and cash equivalents and short-term investments totaled $55.9 million, compared to $60.8 million as of December 31, 2002. Net cash used in operating activities decreased to $4.6 million for the three months ended March 31, 2003 from $9.2 million for the three months ended March 31, 2002, due primarily to a reduction in our net loss.

Net cash provided by investing activities decreased to $11.5 million for the three months ended March 31, 2003 from $15.2 million for the three months ended March 31, 2002. The decrease was due primarily to a reduction in the sales and maturities of short-term investments in 2003.

Net cash provided by financing activities decreased to $238,000 for the three months ended March 31, 2003 from $1.3 million for the three months ended March 31, 2002 due primarily to a decrease in net proceeds from issuance of common stock.

At March 31, 2003, we had aggregate operating lease commitments of approximately $10.5 million, payable through 2006. Our liquidity, capital resources and results of operations in any period could be impacted by the exercise of outstanding stock options and warrants and issuance of our common stock under our employee stock purchase plan. Further, our per share results of operations could also be impacted by the increased number of outstanding shares. However, we cannot predict the timing or amount of proceeds from the exercise of these securities, if they are exercised at all.

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

The existence or even the anticipation of an uncertain economic and political environment by potential customers in the markets in which we operate has affected the demand for our applications, caused pricing pressures for our products, increased customer requests for extended payment terms, and substantially reduced our sales activity during 2002 and the first three months of 2003, and we expect it will continue to do so in future periods, which could in turn materially reduce our liquidity.

Contingent Matters

Refer to Note 5 to Condensed Consolidated Financial Statements for a discussion of legal contingencies.

Critical Accounting Policies

Please refer to our discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2002 under Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Factors That May Impact Future Operating Results

Set forth below and elsewhere in this quarterly report and in the other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this quarterly report. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this quarterly report and our other public filings, including our annual Report on Form 10-K. Some of these factors are as follows:

Risks Related To Our Financial Condition

•	We have incurred losses throughout our operating history. These losses may continue for the foreseeable future, and we may not achieve profitability.

•	Our declining cash balance and declining and volatile stock price have affected our potential and current customers’ and partners’ perception of our viability, which in turn could affect our ability to close sales and partnership transactions.

•	Cost-reduction efforts may harm our productivity and service levels.

Risks Related To Our Products

•	If we fail to keep pace with technological innovation, improve our existing products, or develop new products, our application suite could become obsolete and our revenues would decline.

•	If we fail to release new versions and upgrades of our application suite in a timely manner, customers may license competing products and our revenues may decline.

•	If our application suite does not successfully function for customers with large numbers of transactions, customers or product offerings, we may lose sales and suffer decreased revenues.

•	Our applications may be implemented in a way that doesn’t capture our customers’ business processes or address their needs.

•	Loss or unavailability of key technologies licensed to us by third parties could affect our ability to license our product.

•	If our product does not operate with the wide variety of hardware, software and operating systems used by our current and potential customers, our revenues would be harmed.

•	Defects in our application suite could diminish demand for our application suite and result in loss of revenues, decreased market acceptance, injury to our reputation and product liability claims.

•	If we are unable to protect our intellectual property or become subject to intellectual property infringement claims, we may lose a valuable asset or incur costly and time-consuming litigation.

Risks Related to Our Market and Our Ability to Sell

•	The current economic downturn has significantly affected demand for our products and services and may continue to adversely impact future revenues.

•	We may not be able to maintain our competitive position against current and potential competitors.

•	The sales cycle for our products is long, lengthening, and variable, which makes it difficult to predict our future revenues and may cause our operating results to vary significantly.

•	A small number of customers have accounted for a substantial portion of our revenues, and this pattern is likely to continue for the foreseeable future; as a result, our revenues could decline due to the loss or delay of a single customer order, the delay in recognizing revenue associated with a single customer order, or the failure to collect revenue associated with a single customer.

•	We may not successfully establish ourselves in international markets or generate significant revenues abroad, which could result in slower revenue growth and harm our business.

•	Increasing government regulation of the Internet, imposition of sales and other taxes on products sold by our customers over the Internet and privacy concerns relating to the Internet could reduce the licensing of our application suite and harm our business.

Risks Related To System Integrators

•	Our failure to develop and maintain strong relationships with consulting and system integrator firms (CSIs) would harm our ability to market our application suite, which could reduce future revenues and increase our expenses.

•	Our failure to develop and maintain strong relationships with systems integrators would harm our ability to implement our application suite.

Other Risks

•	Changes in accounting policies created and interpreted by authoritative agencies can have a significant effect on our reported results and may even affect the reporting of transactions completed before a change is announced.

•	We acquired another company, and may enter into other mergers or acquisitions in the future; our business could be affected by the distraction and challenges posed by such transactions.

•	We are the target of securities class action claims and a purported shareholders’ derivative complaint relating to our IPO, and are at risk of other litigation, which could result in substantial costs and divert management attention and resources.

•	We may have difficulty retaining or recruiting qualified personnel, which could impact the development and license of our application suite.

•	Our directors and executive officers maintain significant control over Blue Martini Software, which may lead to conflicts with other stockholders over corporate governance.

•	We have implemented anti-takeover provisions that could discourage or prevent a takeover.

Due to these and other factors, we may not meet expectations of securities analysts or investors with respect to our revenues and other operating results, which could adversely affect our stock price. Please refer to “Risk Factors” under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2002, for further discussion of these risk factors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange

Through March 31, 2003, most of our recognized revenues have been denominated in United States dollars and were from both domestic and international customers. Our exposure to foreign currency exchange rate changes has not been material. We expect that future license and service revenues will continue to be derived from international markets and may be denominated in the currency of the applicable market. Through March 31, 2003, we have expanded our international operations and have hired personnel in Europe and Asia Pacific. We have incurred limited operating expenses denominated in foreign currencies. Our future operating results may become subject to significant fluctuations based upon changes in the exchange rates of foreign currencies in relation to the United States dollar. In the future, we expect to engage in international sales denominated in both the United States dollar and in foreign currencies. An increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations and, when appropriate, may use economic hedging techniques in the future to minimize the effect of these fluctuations, we can make no assurances that exchange rate fluctuations will not adversely affect our financial results in the future. Through March 31, 2003, the Company had not engaged in foreign currency hedging activities.

Fixed Income Securities

At March 31, 2003, we had an investment portfolio of fixed income securities, including those classified as cash equivalents, of $55.9 million compared to $60.8 million at December 31, 2002. Our exposure to financial market risk, including changes in interest rates, relates primarily to our investment portfolio. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. This exposure is limited by the establishment and strict monitoring of compliance with our investment policy which provides for investments in fixed income securities with maturities not exceeding 18 months. This policy also establishes credit quality standards and limits investment exposure to any one issuer. We do not invest in any derivative instruments. Due mainly to the relatively short-term nature of our available-for-sale investment portfolio, the fair value of our investment portfolio or related income would not be significantly impacted by a 100 basis point increase or decrease in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Quarterly Evaluation of Our Disclosure Controls and Internal Controls:    Within the 90 days prior to the date of this Quarterly Report on Form 10-Q (“Evaluation Date”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (the “Disclosure Controls”), as such term is defined in Rules 13a-14c and 15d-14c under the Securities and Exchange Act of 1934, as amended, and our internal controls and procedures for financial reporting (the “Internal Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including our CEO and principal financial officer. Rules adopted by the SEC require that we present the conclusions of the CEO and the principal financial officer about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

Certifications:    Appearing immediately following the Signatures section of this Annual Report on Form 10-Q and attached as Exhibit 99.1 are two separate forms of certifications of the CEO and the principal financial officer. The first certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). The information contained in this Item 14 relates to the Controls Evaluation referred to in the Section 302 Certifications, and should be read with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls:    Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange

Act of 1934, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures that are designed with the objective of providing reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with GAAP.

Limitations on the Effectiveness of Controls:    Our management, including the CEO and principal financial officer, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation:    The CEO and principal financial officer evaluation of our Disclosure Controls and our Internal Controls included a review of the controls’ objectives and design, our controls’ implementation and the effect of the controls on the information generated for use in this Quarterly Report on Form 10-Q. We will perform this type of evaluation on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our Internal Controls, or whether we have identified any acts of fraud involving personnel who have a significant role in our Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications require that the CEO and principal financial officer disclose such information to our Audit Committee of the Board of Directors and to our independent auditors and to report on related matters in this section of the Quarterly Report on Form 10-Q. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions,” which are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement or correction to make in accord with our on-going procedures.

Conclusions:    Based upon the Controls Evaluation, our CEO and our principal financial officer have concluded that, subject to the limitations noted above, our Disclosure Controls and procedures are effective in alerting them on a timely basis to material information related to us (including our consolidated subsidiaries) that is required to be included in our reports filed or submitted under the Securities and Exchange Act of 1934, as amended.

Changes in Internal Controls:    In accordance with SEC requirements, our CEO and principal financial officer note that, since the Evaluation Date to the filing date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect such controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Beginning in July 2001, Blue Martini, Mr. Zweben, Mr. Zuendt, Mr. Verhalen, certain of our former officers and directors and Goldman Sachs and the other underwriters of our initial public offering, or IPO, were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York, consolidated under the title In re Blue Martini Initial Public Offering Securities Litigation. Plaintiffs claim that the defendants violated the federal securities laws because our IPO registration statement and prospectus allegedly contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same Court against hundreds of other public companies that conducted IPOs of their common stock since the mid-1990s. On August 8, 2001, all IPO-related lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. In accordance with Judge Scheindlin’s orders, we have not answered the complaint, and no discovery has been served. Also in accordance with Judge Scheindlin’s orders, plaintiffs filed amended consolidated complaints on April 19, 2002. We joined in a global motion to dismiss the IPO Lawsuits on July 15, 2002. On or about October 9, 2002, our directors and officers were dismissed without prejudice pursuant to a stipulated dismissal and tolling agreement between the plaintiffs and certain individual defendants. On November 1, Judge Scheindlin presided over an all-day hearing on the global motions to dismiss. On February 19, 2003, Judge Scheindlin issued a ruling on the global motion to dismiss; with respect to us, the motion was granted in part and denied in part. We believe that this lawsuit is without merit and intend to defend against it vigorously.

In May 2002, a shareholder’s derivative complaint was filed in Superior Court of the State of California, County of San Mateo, entitled Richard D. Yager, derivatively on behalf of Blue Martini Software, Inc., v. Zweben et al. The complaint purported to be filed on behalf of Blue Martini, and named us as a nominal defendant, along with Mr. Zweben, Mr. Verhalen Mr. Zuendt, certain of our former officers and directors and Goldman Sachs, the managing underwriter of our IPO. The complaint alleged that the defendants breached fiduciary and other duties, were negligent, and were unjustly enriched because the IPO price of our stock allegedly was set too low. The plaintiff sought unspecified monetary damages and other relief. The case was subsequently removed to the United States District Court for the Northern District of California. We filed a motion to dismiss incorporating the motion for judgment on the pleading filed by co-defendant Goldman Sachs. In October 2002, the Court granted the motions to dismiss and motion for judgment on the pleadings without leave to amend and entered a judgment dismissing the complaint. In December 2002, the plaintiff filed a notice of appeal. The appeal is pending before the Ninth Circuit U.S. Court of Appeals, with briefs to be filed in the spring of 2003. We believe that this lawsuit is without merit and intend to defend against it vigorously.

On or about July 24, 2002, a complaint was filed against the Company in the Supreme Court of the State of New York, County of Queens. The complaint, captioned Fresh Direct, Inc. v. Blue Martini Software, Inc., was filed by a customer that had licensed our products and engaged us to perform related services. The complaint was amended on or about August 26, 2002, to change the plaintiff to Fresh Direct, LLC as successor to Fresh Direct, Inc. The amended complaint asserts claims for breach of contract, breach of warranty, negligent misrepresentation, fraud, and unjust enrichment. On or about September 18, 2002, the Company filed a motion to dismiss the amended complaint. On or about October 23, 2002, Fresh Direct opposed the motion to dismiss and filed a cross-motion for leave to file a second amended complaint, which the Company subsequently opposed. On or about March 24th, 2003, the Court issued an order which granted in part and denied in part the Company’s motion to dismiss and granted Fresh Direct’s motion for leave to file the second amended complaint. The Company’s response to the second amended complaint is due in May. The Company believes that it has meritorious defenses and counterclaims against this lawsuit and intends to pursue them vigorously. The Company believes that the ultimate outcome of this action will not have a material adverse effect on its financial position and results of operations.

In addition, we may be subject to additional legal proceedings and claims, asserted or unasserted, that are in the ordinary course of business. The Company cannot predict the outcome of these proceedings and claims or its possible impact on the Company.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit	Description of Document

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant (2)

3.3	Amended and Restated Bylaws of the Registrant. (3)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Stock Certificate. (2)

4.3	Investor Rights Agreement by and between the Registrant and certain investors of the Registrant dated July 20, 1999. (4)

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

(1)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended June 30, 2000 filed on August 11, 2000.
(2)	Incorporated by reference to the Registrant’s Form 10-K for the period ended December 31, 2002, filed on March 28, 2003.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-55374) filed on February 9, 2001.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-36062) filed on May 2, 2000.
(5)	Filed herewith.

(b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2003

BLUE MARTINI SOFTWARE, INC.

(Registrant)

/s/    MONTE ZWEBEN

Monte Zweben

Chairman and Chief Executive Officer

/s/    ERAN PILOVSKY

Eran Pilovsky

Vice President of Finance

(Principal Financial Officer)

Certification Pursuant to Securities and Exchange Act of 1934 Rules 13a-15 and 15d-15

I, Monte Zweben, the Chief Executive Officer of Blue Martini Software, Inc. (“the Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Blue Martini Software, Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period, which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (“Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

Dated: May 8, 2003

/s/    MONTE ZWEBEN

Monte Zweben

Chief Executive Officer

Certification Pursuant to Securities and Exchange Act of 1934 Rules 13a-15 and 15d-15

I, Eran Pilovsky, the Vice President of Finance (principal financial officer) of Blue Martini Software, Inc. (“the Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Blue Martini Software, Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period, which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (“Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

Dated: May 8, 2003

/s/    ERAN PILOVSKY

Eran Pilovsky

Vice President of Finance

(Principal Financial Officer)