Form 10-Q
period 2003-06-30
BLUE MARTINI SOFTWARE INC
filed 2003-08-07
CIK 1077814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

As of July 31, 2003, there were approximately 10,780,228 shares of the Registrant’s common stock outstanding.

BLUE MARTINI SOFTWARE, INC.

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BLUE MARTINI SOFTWARE, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $1,000 in 2003 and $1,358 in 2002	$11,929	$7,729
Short-term investments	39,663	53,021
Accounts receivable, net	4,730	5,766
Prepaid expenses and other current assets	1,182	1,575

Total current assets	57,504	68,091
Property and equipment, net	528	599
Intangible and other assets, net	656	902

Total assets	$58,688	$69,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$560	$706
Accrued employee compensation	5,249	5,603
Accrued restructuring charges	1,090	1,045
Other current liabilities	3,712	5,396
Deferred revenues	4,348	3,306

Total current liabilities	14,959	16,056
Accrued restructuring charges, less current portion	1,896	2,431

Total liabilities	16,855	18,487

Stockholders’ equity:
Common stock, $0.001 par value, authorized 500,000 shares, issued and outstanding 10,699 shares in 2003 and 10,564 shares in 2002	255,339	255,301
Deferred stock compensation	(266)	(1,311)
Accumulated other comprehensive income (loss)	(61)	114
Accumulated deficit	(213,179)	(202,999)

Total stockholders’ equity	41,833	51,105

Total liabilities and stockholders’ equity	$58,688	$69,592

See accompanying notes to condensed consolidated financial statements.

BLUE MARTINI SOFTWARE, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
License	$2,510	$1,584	$4,266	$2,613
Service	5,363	6,940	11,264	14,420

Total revenues	7,873	8,524	15,530	17,033
Cost of revenues:
License	355	1,159	673	1,780
Service*	3,675	5,392	7,792	10,614

Total cost of revenues	4,030	6,551	8,465	12,394

Gross profit	3,843	1,973	7,065	4,639

Operating expenses:
Sales and marketing*	4,840	8,155	9,093	15,086
Research and development*	2,418	3,864	4,902	7,409
General and administrative*	1,715	1,925	3,519	3,561
Amortization of deferred stock compensation	299	909	767	(1,109)
Impairment of long-lived assets and goodwill	(571)	—	(571)	—
In-process research and development	—	800	—	800
Restructuring charges	180	—	180	703

Total operating expenses	8,881	15,653	17,890	26,450

Loss from operations	(5,038)	(13,680)	(10,825)	(21,811)
Interest income and other, net	289	594	645	1,471

Net loss	$(4,749)	$(13,086)	$(10,180)	$(20,340)

Basic and diluted net loss per common share	$(0.45)	$(1.28)	$(0.96)	$(2.06)

Shares used in computing basic and diluted net loss per common share	10,640	10,200	10,595	9,880

*	Amounts exclude amortization of deferred stock compensation for the three and six months ended June 30, 2003 and 2002 as follows:

Cost of service revenues: $47 and $175 in 2003; $124 and $182 in 2002.

Sales and marketing: $47 and $38 in 2003; $266 and ($209) in 2002.

Research and development: $46 and $151 in 2003; $170 and $374 in 2002.

General and administrative: $159 and $403 in 2003; $349 and ($1,456) in 2002.

See accompanying notes to condensed consolidated financial statements.

BLUE MARTINI SOFTWARE, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Operating activities:
Net loss	$(10,180)	$(20,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment and amortization of intangible and other assets	649	5,192
Provision for doubtful accounts	947	633
Impairment of long-lived assets and goodwill	(571)	—
In-process research and development	—	800
Amortization of deferred stock compensation	767	(1,109)
Changes in operating assets and liabilities:
Accounts receivable	89	(1,565)
Prepaid expenses and other current assets	393	1,288
Accrued restructuring charges	(490)	—
Accounts payable, accrued employee compensation and other current liabilities	(1,613)	(1,853)
Deferred revenues	1,042	(1,087)

Net cash used in operating activities	(8,967)	(18,041)

Cash flows from investing activities:
Cash acquired in acquisition	—	152
Purchases of property and equipment	(332)	(297)
Sales and maturities of short-term investments	13,198	21,826

Net cash provided by investing activities	12,866	21,681

Cash flows from financing activities:
Net proceeds from issuance of common stock	316	1,026
Repayment of debt and capital lease obligations/other	—	(1,315)

Net cash provided by (used) financing activities	316	(289)

Effect of exchange rate changes on cash	(15)	(117)

Net increase in cash and cash equivalents	4,200	3,234
Cash and cash equivalents at beginning of period	7,729	12,945

Cash and cash equivalents at end of period	$11,929	$16,179

See accompanying notes to condensed consolidated financial statements.

BLUE MARTINI SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003.

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

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Blue Martini Software, Inc. (“Blue Martini” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2002 filed March 27, 2003.

The Company obtained a letter of credit totaling $1.2 million as of December 31, 2002 in lieu of security deposits to secure facility lease obligations. On June 30, 2003, the remaining balance on the letter of credit was $902,000 and no amounts have been drawn against the letter of credit. As of June 30, 2003, the Company pledged $1.0 million of cash equivalents held in trust as security for the letter of credit.

Note 2.    Restructuring Charges

During 2002, the Company implemented restructuring plans intended to strengthen the Company’s future operating performance and competitive position by preserving cash and reducing costs. In June 2003, the Company implemented a restructuring plan, which resulted in additional reductions in force. The following table summarizes the activities related to accrued restructuring charges (in thousands):

	Accrued at December 31, 2002	Expense	Cash Payments	Accrued at June 30, 2003
Lease cancellations	$3,418	$—	$(555)	$2,863
Severance and related charges	58	180	(115)	123

	$3,476	$180	$(670)	$2,986

The remaining lease obligation will be paid out over the remaining term of the lease of approximately three years. Severance and related charges will be paid out in the third quarter of 2003.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(4,749)	$(13,086)	$(10,180)	$(20,340)
Unrealized gains (losses) on available-for-sale investments, net of tax	237	275	(359)	(278)
Change in accumulated translation adjustment	(63)	(87)	184	(117)

Comprehensive net loss	$(4,575)	$(12,898)	$(10,355)	$(20,735)

Note 4.    Net Loss Per Common Share

The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive (in thousands):

	Three and Six Months Ended June 30,
	2003	2002
Shares issuable under stock options	4,486	2,299
Shares of restricted stock subject to repurchase	32	172
Shares issuable pursuant to warrants	477	477
Weighted average exercise price	$4.77	$23.12

Note 5.    Legal Actions

Beginning in July 2001, the Company, certain of the Company’s current and former officers and directors and Goldman Sachs and the other underwriters were named as defendants in several class action shareholder complaints claiming that the Company, certain of its officers and directors, and the underwriters of its initial public offering (“IPO”) violated the federal securities laws because the Company’s IPO registration statement and prospectus allegedly contained untrue statements of material fact or omitted material facts regarding the underwriters’ compensation and stock allocation practices. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same Court against hundreds of other public companies that conducted IPOs of their common stock since the mid-1990s. The complaints were subsequently amended and consolidated into a single complaint, the Company’s directors and officers were dismissed without prejudice, and defendants filed a global motion to dismiss the lawsuits, which the Court granted in part and denied in part with respect to the Company. In June 2003, the Company joined in a tentative global settlement that would, among other things, result in the dismissal with prejudice of all claims against all issuers and their officers and directors in the IPO related lawsuits. The tentative settlement guarantees that, in the event that the plaintiffs recover less than $1 billion in settlement or judgment against the underwriter defendants in the IPO-related lawsuits, the plaintiffs will be entitled to recover the difference between the actual recovery and $1 billion from the insurers for the issuers. The tentative settlement does not involve any payment or admission of wrongdoing by the Company. Although Blue Martini has approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the Court.

BLUE MARTINI SOFTWARE, INC.

Notes To Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In May 2002, the Company was served with a shareholder derivative complaint alleging derivative claims against certain officers and directors of the Company and against the lead underwriter of the Company’s IPO. The complaint alleged claims for breach of fiduciary duty, breach of agent’s duty to principal, negligence and unjust enrichment against the individual defendants relating to the Company’s IPO. The plaintiff sought unspecified monetary damages and other relief. The complaint was subsequently dismissed and the plaintiff appealed the dismissal. In June 2003, the plaintiff voluntarily dismissed the appeal.

In July 2002, a complaint was filed against the Company by one of its customers. The complaint, as later amended, asserts claims for breach of contract, breach of warranty, negligent misrepresentation, fraud, and unjust enrichment. The Company’s motion to dismiss was granted in part and denied in part. In April 2003, the Company appealed the denial of the motion to dismiss, and in May 2003 the Company filed its answer to the second amended complaint and counterclaims for breach of contract and fraud. The Company believes that it has meritorious defenses and counterclaims against this lawsuit and intends to pursue them vigorously. The Company believes that the ultimate outcome of this action will not have a material adverse effect on its financial position and results of operations.

In addition, the Company may be subject to additional legal proceedings and claims, asserted or unasserted, that are in the ordinary course of business. The Company cannot predict the outcome of these proceedings and claims or its possible impact on the Company.

Note 6.    Accounting for Stock-Based Compensation

The Company has adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” for stock-based employee compensation, effective as of the beginning of the fiscal year. The following table shows the Company’s net loss and earnings per share for the three and six months ended June 30, 2003 and 2002 had the Company applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June,
	2003	2002	2003	2002
Net loss, as reported	$(4,749)	$(13,086)	$(10,180)	$(20,340)
Add (Deduct): Stock-based employee compensation included in reported loss	299	909	767	(1,109)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,077)	(2,904)	(4,587)	(3,098)

Pro forma net loss	$(5,527)	$(15,081)	$(14,000)	$(24,547)

Net loss per share:
Basic and diluted—as reported	$(0.45)	$(1.28)	$(0.96)	$(2.06)

Basic and diluted—pro forma	$(0.52)	$(1.48)	$(1.32)	$(2.48)

BLUE MARTINI SOFTWARE, INC.

Notes To Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with no expected dividends. The risk-free interest rate used is the U.S. Treasury bill rates for the relevant expected useful lives. We estimated the expected useful lives based on vesting and purchase periods and terms of the options. The expected volatility was based on the current stock volatility of our stock and the volatility percentages of other companies in our industry. The following table shows our weighted average assumptions for stock options:

	Three Months Ended June 30,		Six Months Ended June,
	2003	2002	2003	2002
Risk-free interest rate	3.2%	2.7%	3.2%	2.7%
Expected life (in years)	3.77	2.17	3.76	2.18
Expected volatility	76%	95%	76%	95%

Stock options granted for the three months ended June 30, 2003 and 2002 had estimated fair values of $1.77 and $3.79, respectively, and $1.76 and $3.82 for the six months ended June 30, 2003 and 2002, respectively, as calculated using the Black-Scholes option valuation model.

The weighted average fair values of common stock purchase rights (per share) granted under the 2000 Employee Stock Purchase Plan were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for purchases:

	Three Months Ended June 30,		Six Months Ended June,
	2003	2002	2003	2002
Risk-free interest rate	2.6%	2.5%	2.0%	2.5%
Expected life (in years)	0.49	0.97	0.50	0.66
Expected volatility	76%	100%	95%	100%

The weighted average estimated fair values of the common stock purchase rights granted under the 2000 Employee Stock Purchase Plan were $1.00 and $4.03 for the three months ended June 30, 2003 and 2002, respectively, and $2.12 and $3.48 for the six months ended June 30, 2003 and 2002, respectively.

ITEM 2. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Blue Martini should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “can,” “may,” “believe,” “designated to,” “will,” “expect,” “plan,” “anticipate,” “estimate,” “potential,” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including those in the section entitled “Risk Factors” and elsewhere in this quarterly report and the risk factors fully described under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2002. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statement or risk factors, unless we are required to do so by law.

Overview

Blue Martini provides software designed to improve the way companies sell and market, as well as services related to the implementation and maintenance of our software. Our revenues are derived from the licensing of our software and the sale of related services. The license agreement for our application suite typically provides for an initial fee to use the software in perpetuity, with use limited by the number of servers (CPUs), business unit, geographic area, brand or other similar restrictions. Service revenues are principally derived from consulting services, maintenance and training. Our maintenance agreements are typically payable in advance and entitle customers to receive software updates, maintenance releases and technical support and typically have a one-year term. Consulting services and training are generally sold on a time-and-materials basis.

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

While our revenues to date have been derived principally from customers in the United States, international revenues accounted for 28% of our revenues for the three months ended June 30, 2003. We believe that international revenues may represent a significant portion of our total revenues in the future but may fluctuate as a percentage of revenues in the near term. Although we have a limited operating history, our quarterly operating results have experienced seasonal fluctuations in the past. Quarterly results fluctuate based on several factors, including our customers’ fiscal year, budgeting cycles, sales incentive plans, slow summer purchasing patterns and general economic conditions in markets where we conduct business.

To date, we have derived a significant portion of our revenues from a small number of customers. The loss of a major customer or the delay or cancellation of anticipated significant license contracts would adversely affect our revenues and operating results in a particular quarterly period. Failure to obtain a significant number of new customers or additional orders from existing customers in any period would adversely affect our business and operating results.

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

In 2002, we implemented restructuring plans intended to strengthen our operating performance and competitive position by preserving cash and reducing costs. The restructuring consisted of terminating employees and vacating idle facilities. In the second quarter of 2003, we implemented an additional restructuring plan, which resulted in terminating employees.

Results of Operations for the Three and Six Months Ended June 30, 2003 and 2002

Revenues

License.    License revenues were $2.5 million and $1.6 million for the three months ended June 30, 2003 and 2002, respectively, and $4.3 million and $2.6 million for the six months ended June 30, 2003 and 2002, respectively.

We attribute the increased license revenue for the three and six months ended June 30, 2003 to our strategic reorganization in the fourth quarter of 2002 designed to focus on our target industries and to our new sales and marketing leadership.

Service.    Service revenues were $5.4 million and $6.9 million in the three months ended June, 2003 and 2002, respectively, and $11.3 million and $14.4 million for the six months ended June 30, 2003 and 2002, respectively. The decrease in service revenue for the three and six months ended June 30, 2003 was primarily due to an overall reduction in professional service activities combined with increased activity by our system integrator partners. The decrease in service revenues may continue as we transition services to our system integrator partners.

Cost of Revenues

License.    Cost of license revenues consists primarily of royalties payable to third parties and amortization of purchased intangible assets for software that are either embedded in or bundled with our products. Cost of license revenues were $355,000 and $1.2 million for the three months ended June 30, 2003 and 2002, respectively, and $673,000 and $1.8 million for the six months ended June 30, 2003 and 2002, respectively. The decrease is primarily due to the reduced amortization of certain intangibles arising from the accelerated amortization and write-off of a majority of the assets arising from the impairment valuation performed in the third quarter of 2002. Cost of license revenues were 14% and 73% of license revenues for the three months ended June 30, 2003 and 2002, respectively, and 16% and 68% of license revenues for the six months ended June 30, 2003 and 2002, respectively. In the near term, our cost of licenses, when expressed in absolute dollar terms, will fluctuate with license revenues.

Service.    Cost of service revenues consists primarily of salaries and other personnel-related expenses, reimbursable expenses, costs of services provided by third party consultants engaged by the Company, allocated overhead costs, and depreciation of equipment used to provide consulting services, technical support and training. Allocated overhead costs for costs of services and other expense categories include facilities, information systems, and other corporate infrastructure costs. Cost of service revenues were $3.7 million and $5.4 million for the three months ended June 30, 2003 and 2002, respectively, and $7.8 million and $10.6 million for the six months ended June 30, 2003 and 2002, respectively. Cost of service revenues were 69% and 78% of service revenues for the three months ended June 30, 2003 and 2002, respectively, and 69% and 74% of service revenues for the six months ended June 30, 2003 and 2002, respectively. The decrease in absolute dollars was primarily due to the reduction in force and other cost-saving actions implemented throughout 2002 and during the second quarter of 2003. Because our cost of service revenues is relatively fixed, our cost of services, when expressed as a percentage of related service revenues, may fluctuate in the near term, based primarily on related service revenues.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions, and other personnel-related expenses associated with our direct sales and marketing personnel, allocated overhead expenses, and costs of marketing programs including trade shows, advertisements, promotional activities and media events. Sales and marketing expenses were $4.8 million and $8.2 million for the three months ended June 30, 2003 and 2002, respectively, and $9.1 million and $15.1 million for the six months ended June 30, 2003 and 2002, respectively. The decrease was primarily due to lower spending on marketing and advertising programs and lower personnel-related expenses resulting from our reductions in force of approximately 43% from the second quarter of 2002 through the second quarter of 2003 and other cost-saving actions implemented throughout 2002 and 2003. Although we continued to invest in strengthening its sales leadership and sales force in the second quarter of 2003, we expect sales and marketing expenses to slightly decrease in the near term due to the impact of restructuring in the second quarter of 2003.

Research and Development.    Research and development expenses consist primarily of salaries and other personnel-related expenses for engineering personnel, allocated overhead costs, costs of contractors, and depreciation of equipment used in the development of our software products. To date, all costs related to the development of our software have been expensed as incurred.

Research and development expenses were $2.4 million and $3.9 million for the three months ended June 30, 2003 and 2002, respectively, and $4.9 million and $7.4 million for the six months ended June 30, 2003 and 2002, respectively. The decrease was primarily due to a decrease in personnel-related expenses resulting from reductions in force and other cost-saving actions implemented in 2002.

General and Administrative.    General and administrative expenses include costs associated with our finance, human resources, legal, and other administrative functions. These costs consist primarily of salaries and other personnel-related expenses, professional fees, provision for doubtful accounts, equipment depreciation, and allocated overhead costs. General and administrative expenses were $1.7 million and $1.9 million for the three months ended June 30, 2003 and 2002, respectively, and $3.5 million and $3.6 million for the six months ended June 30, 2003 and 2002, respectively. The $200,000 decrease for the three months ended June 30, 2003 was primarily due to reductions in force and other cost-saving actions during the second half of 2002.

Amortization of Deferred Stock Compensation.    Net amortization of deferred stock compensation expense resulted in a charge of $299,000 and $909,000 for the three months ended June 30, 2003 and 2002, respectively, and a charge of $767,000 and a benefit of $1.1 million for the six months ended June 30, 2003 and 2002, respectively. The 2002 benefit was the result of the effects of forfeitures of unvested stock options and the corresponding adjustment of the amortization of deferred stock compensation. Net amortization of deferred stock compensation consists of the amortization of deferred stock compensation using the accelerated method, net of an adjustment for unvested options of terminated employees during the quarter that reverses previously recognized expenses. At June 30, 2003, the unamortized deferred stock compensation balance was $266,000, which is scheduled to be fully amortized by the end of the third quarter of 2003.

Deferred stock compensation may fluctuate in the short term due to the variable plan accounting associated with a stock option exchange program initiated in the fourth quarter of 2002, under which 602,000 outstanding employee stock options with exercise prices at or above $12.39 per share (approximately 92% of the total eligible) were exchanged for replacement stock options at the fair market value. As of June 30, 2003, replacement options to purchase approximately 478,000 shares of common stock were outstanding. These replacement options have an exercise price of $3.60 per share, vested over a five-month period ending in May 2003 and expire in September 2003. Under variable plan accounting, we will record compensation expense during the term of the stock options reflecting the net increase in our stock market price above the option exercise price. One hundred sixty-nine employees participated in the program, representing approximately 92% of all eligible employees. Our CEO, then-CFO and directors were not eligible to participate. The variable plan accounting resulted in no charge for the first half of 2003. Depending on the stock price, we may or may not incur a compensation charge when the options expire in the third quarter of 2003.

In-process research and development.    For the six months ended June 30, 2002, approximately $800,000 of the purchase price in the acquisition of the Cybrant Corporation represented the estimated fair value of acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately charged to expense in April 2002, the month the acquisition closed. The estimated fair value of these projects was determined by using a discounted cash flow model with a discount rate of 35% and taking into consideration the projects’ stages of completion and risks associated with successful development and commercialization.

Impairment of long-lived assets and goodwill.    For the three months ended June 30, 2003, the benefit of $571,000 related to purchase price adjustments arising from the Cybrant acquisition. In April 2002, we completed the acquisition of The Cybrant Corporation whereby Cybrant became a wholly owned subsidiary of Blue Martini. The purchase price, allocated to assets and liabilities acquired based on a valuation analysis, was approximately $7.6 million, comprising common stock, warrants and approximately $550,000 in costs related to the transaction and exit activities. Goodwill and other long-lived assets arising from the acquisition where eventually written off in the third quarter of 2002 as a result of an impairment evaluation.

Interest Income and Other, Net

Interest income and other, net consists primarily of interest income from cash, cash equivalents and short-term investments. Interest income and other were $289,000 and $594,000 for the three months ended June 30, 2003 and 2002, respectively, and $645,000 and $1.5 million for the six months ended June 30, 2003 and 2002, respectively. The decrease was due to lower interest rates and the decline in balances of cash, cash equivalents and short-term investments during the quarter ended June 30, 2003. We expect interest income to decrease as the amount of cash and cash equivalents available for investment decreases as cash is used in operations. In addition, due to current prevailing interest rates, reinvestment of maturing marketable securities is expected to generate lower interest income.

Liquidity and Capital Resources

As of June 30, 2003, cash and cash equivalents and short-term investments totaled $51.6 million, compared to $60.8 million as of December 31, 2002. Net cash used in operating activities decreased to $9.0 million for the six months ended June 30, 2003 from $18.0 million for the six months ended June 30, 2002, due primarily to a reduction in our net loss.

Net cash provided by investing activities decreased to $12.9 million for the six months ended June 30, 2003 from $21.7 million for the six months ended June 30, 2002. The decrease was due primarily to a decrease in the sales and maturities of short-term investments in 2003.

Net cash provided by (used in) financing activities increased to $316,000 for the six months ended June 30, 2003 from ($289,000) for the six months ended June 30, 2002 due mainly to the repayment of $1.3 million of debt primarily relating to the Cybrant acquisition in 2002, which we did not have in 2003.

At June 30, 2003, we had aggregate operating lease commitments of approximately $9.7 million, payable through 2006, of which, $2.9 million have been accrued and reflected on the balance sheet as part of the accrued restructuring charges.

Our liquidity, capital resources and results of operations in any period could be affected by the exercise of outstanding stock options and warrants and issuance of common stock under our employee stock purchase plan. The resulting increase in the number of outstanding shares could also affect, our per share results of operations. However, we cannot predict the timing or amount of proceeds from the exercise of these securities, or whether they will be exercised at all. As of June 30, 2003, there are stock options outstanding of approximately 478,000 shares of common stock at a per share exercise price of $3.60, which will expire in September 2003. Based on the current stock price, it is likely that employees will exercise these stock options in the third quarter of 2003.

We expect that for the foreseeable future, our operating expenses will constitute a significant use of our cash balances. In addition, we may use cash to fund acquisitions or invest in other businesses, technologies or product lines. We currently anticipate that our existing cash and investments will be sufficient to meet our presently anticipated working capital, capital expenditure and operating requirements for at least the next 12 months. Either within this time period or at some future date, if our current financial performance continues, we may need to raise additional funds in the future through public or private debt or equity financing. There can be no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders. If adequate funds are not available on acceptable terms, we would have to accept financing on terms we view as unreasonable or that are dilutive to our stockholders, or to cease operations. If we were to seek additional financing today, we do not believe it would be available on reasonable terms.

The existence or even the anticipation of an uncertain economic and political environment by potential customers in the markets we operate in has affected the demand for our applications, caused pricing pressures for our products and increased customer requests for extended payment terms. We expect current conditions to continue in future periods, which could in turn materially reduce our liquidity.

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

Risks Related To Our Financial Condition

•	We have incurred losses throughout our operating history. These losses may continue for the foreseeable future, and we may not achieve profitability.

•	Our declining cash balance and volatile stock price have affected our potential and current customers’ and partners’ perception of our viability, which in turn could affect our ability to close sales and partnership transactions.

•	Cost-reduction efforts may harm our productivity and service levels.

Risks Related To Our Products

•	If we fail to keep pace with technological innovation, improve our existing products, or develop new products, our application suite could become obsolete and our revenues would decline.

•	If we fail to release new versions and upgrades of our application suite in a timely manner, customers may license competing products and our revenues may decline.

•	If our application suite does not successfully function for customers with large numbers of transactions, customers or product offerings, we may lose sales and suffer decreased revenues.

•	Our applications may be implemented in a way that does not capture our customers’ business processes or address their needs.

•	Loss or unavailability of key technologies licensed to us by third parties could affect our ability to license our product.

•	If our product does not operate with the wide variety of hardware, software and operating systems used by our current and potential customers, our revenues would be harmed.

•	Defects in our application suite could diminish demand for our application suite and result in loss of revenues, decreased market acceptance, injury to our reputation and product liability claims.

•	If we are unable to protect our intellectual property or become subject to intellectual property infringement claims, we may lose a valuable asset or incur costly and time-consuming litigation.

Risks Related to Our Market and Our Ability to Sell

•	The current economic downturn has significantly affected demand for our products and services and may continue to adversely affect future revenues.

•	We may not be able to maintain our competitive position against current and potential competitors.

•	The sales cycle for our products is long, and variable, which makes it difficult to predict our future revenues and may cause our operating results to vary significantly.

•	A small number of customers have accounted for a substantial portion of our revenues, and this pattern is likely to continue for the foreseeable future; as a result, our revenues could decline due to the loss or delay of a single customer order, the delay in recognizing revenue associated with a single customer order, or the failure to collect revenue associated with a single customer.

•	We may not successfully establish ourselves in international markets or generate significant revenues abroad, which could result in slower revenue growth and harm our business.

•	Increasing government regulation of the Internet, imposition of sales and other taxes on products sold by our customers over the Internet and privacy concerns relating to the Internet could reduce the licensing of our application suite and harm our business.

Risks Related To System Integrators

•	Our failure to develop and maintain strong relationships with consulting and system integrator firms (CSIs) would harm our ability to market our application suite, which could reduce future revenues and increase our expenses.

•	Our failure to develop and maintain strong relationships with systems integrators would harm our ability to implement our application suite.

Other Risks

•	Changes in accounting policies created and interpreted by authoritative agencies can have a significant effect on our reported results and may even affect the reporting of transactions completed before a change is announced.

•	We acquired another company, and may enter into other mergers or acquisitions in the future; our business could be affected by the distraction and challenges posed by such transactions.

•	Although the purported shareholders’ derivative complaint against us relating to our IPO has been favorably resolved, and we have agreed in principle to a tentative global settlement, which remains subject to a number of procedural conditions and formal approval by the court, of the securities class action claims against us and other companies relating to our collective IPOs, as a technology company with a volatile stock price, we may be at risk of other litigation, which could result in substantial costs and divert management attention and resources.

•	We may have difficulty retaining or recruiting qualified personnel, which could impact the development and licensing of our application suite.

•	Our directors and executive officers maintain significant control over Blue Martini, which may lead to conflicts with other stockholders over corporate governance.

•	We have implemented anti-takeover provisions that could discourage or prevent a takeover.

Due to these and other factors, we may not meet expectations of securities analysts or investors with respect to our revenues and other operating results, which could adversely affect our stock price. Please refer to “Risk Factors” under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2002, for further discussion of risk factors.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange

Through June 30, 2003, most of our recognized revenues have been denominated in United States dollars and were from both domestic and international customers. Our exposure to foreign currency exchange rate changes has not been material. We expect that future license and service revenues will continue to be derived from international markets and may be denominated in the currency of the applicable market. Through June 30, 2003, we have expanded our international operations and have hired personnel in Europe and Asia Pacific. We have incurred limited operating expenses denominated in foreign currencies. Our future operating results may become subject to significant fluctuations based upon changes in the exchange rates of foreign currencies in relation to the United States dollar. In the future, we expect to engage in international sales denominated in both the United States dollar and in foreign currencies. An increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations and, when appropriate, may use economic hedging techniques in the future to minimize the effect of these fluctuations, we can make no assurances that exchange rate fluctuations will not adversely affect our financial results in the future. Through June 30, 2003, we have not engaged in foreign currency hedging activities.

Fixed Income Securities

At June 30, 2003, we had an investment portfolio of fixed income securities, including those classified as cash equivalents, of $51.6 million compared to $60.8 million at December 31, 2002. Our exposure to financial market risk, including changes in interest rates, relates primarily to our investment portfolio. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. This exposure is limited by the establishment and strict monitoring of compliance with our investment policy which provides for investments in fixed income securities with maturities not exceeding 18 months. This policy also establishes credit quality standards and limits investment exposure to any one issuer. We do not invest in any derivative instruments. Due mainly to the relatively short-term nature of our available-for-sale investment portfolio, the fair value of our investment portfolio or related income would not be significantly impacted by a 100 basis point increase or decrease in interest rates.

ITEM 4.    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Quarterly Evaluation of Our Disclosure Controls and Internal Controls:    As of June 30, 2003 (“Evaluation Date”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (the “Disclosure Controls”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, and our internal controls and procedures for financial reporting (the “Internal Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including our CEO and CFO. Rules adopted by the SEC require that we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

Certifications:    Attached as Exhibits 31.1, 31.2 and 32.1 are two separate forms of certifications of the CEO and the CFO. The certifications attached as Exhibits 31.1 and 31.2 are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). The information contained in this Item 4 relates to the Controls Evaluation referred to in the Section 302 Certifications, and should be read with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls over Financial Reporting:    Our management, including the CEO and the CFO, has a responsibility for establishing and maintaining adequate disclosure and internal controls over our financial reporting. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures that are designed with the objective of providing reasonable assurance regarding the reliability of financial reporting and include those policies and procedures that provide reasonable assurances that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions and dispositions of assets are properly recorded and reported, all to permit the preparation of our financial statements in conformity with GAAP.

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

Scope of the Controls Evaluation:    The CEO and CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls’ objectives and design, our controls’ implementation and the effect of the controls on the information generated for use in this Quarterly Report on Form 10-Q. In the course of the Controls Evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective actions, including process improvements, were being undertaken. We will perform this type of evaluation on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our Internal Controls, or whether we have identified any acts of fraud involving personnel who have a significant role in our Internal Controls. This information was important both for the Controls Evaluation generally and because item 5 in the Section 302 Certifications require that the CEO and

CFO disclose such information to the Audit Committee of our Board of Directors and to our independent auditors and to report on related matters in this section of the Quarterly Report on Form 10-Q. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions,” which are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement or correction to make in accordance with our on-going procedures.

Conclusions:    Based upon the Controls Evaluation, our CEO and our CFO have concluded that, subject to the limitations noted above, our Disclosure Controls and procedures are effective in alerting them on a timely basis to material information related to us (including our consolidated subsidiaries) that is required to be included in our reports filed or submitted under the Securities and Exchange Act of 1934, as amended.

Changes in Internal Controls over Financial Reporting:    In accordance with SEC requirements, our CEO and CFO note that, during the period covered of this Quarterly Report on Form 10-Q, there have been no changes in Internal Controls or in other factors that could materially affect or are reasonably likely to materially affect such controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Beginning in July 2001, Blue Martini, Monte. Zweben, William Zuendt, Andrew Verhalen, certain of our former officers and directors and Goldman Sachs and the other underwriters of our initial public offering, or IPO, were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York, consolidated under the title In re Blue Martini Initial Public Offering Securities Litigation. Plaintiffs claim that the defendants violated the federal securities laws because our IPO registration statement and prospectus allegedly contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same Court against hundreds of other public companies that conducted IPOs of their common stock since the mid-1990s. On August 8, 2001, all IPO-related lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. In accordance with Judge Scheindlin’s orders, we have not answered the complaint, and no discovery has been served. Also in accordance with Judge Scheindlin’s orders, plaintiffs filed amended consolidated complaints on April 19, 2002. We joined in a global motion to dismiss the IPO Lawsuits on July 15, 2002. On or about October 9, 2002, our directors and officers were dismissed without prejudice pursuant to a stipulated dismissal and tolling agreement between the plaintiffs and certain individual defendants. On November 1, Judge Scheindlin presided over an all-day hearing on the global motions to dismiss. On February 19, 2003, Judge Scheindlin issued a ruling on the global motion to dismiss; with respect to us, the motion was granted in part and denied in part. In June 2003, we joined in a tentative global settlement that would, among other things, result in the dismissal with prejudice of all claims against all issuers and their officers and directors in the IPO-related lawsuits. The tentative settlement guarantees that, in the event that the plaintiffs recover less than $1 billion in settlement or judgment against the underwriter defendants in the IPO-related lawsuits, the plaintiffs will be entitled to recover the difference between the actual recovery and $1 billion from the insurers for the issuers. The tentative settlement does not involve any payment or admission of wrongdoing by us. Although Blue Martini has approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the court.

In May 2002, a shareholder’s derivative complaint was filed in Superior Court of the State of California, County of San Mateo, entitled Richard D. Yager, derivatively on behalf of Blue Martini Software, Inc., v. Zweben et al. The complaint purported to be filed on behalf of Blue Martini, and named us as a nominal defendant, along with Mr. Zweben, Mr. Verhalen Mr. Zuendt, certain of our former officers and directors and Goldman Sachs, the managing underwriter of our IPO. The complaint alleged that the defendants breached fiduciary and other duties, were negligent, and were unjustly enriched because the IPO price of our stock allegedly was set too low. The plaintiff sought unspecified monetary damages and other relief. The case was subsequently removed to the United States District Court for the Northern District of California. We filed a motion to dismiss incorporating the motion for judgment on the pleading filed by co-defendant Goldman Sachs. In October 2002, the Court granted the motions to dismiss and motion for judgment on the pleadings without leave to amend and entered a judgment dismissing the complaint. In December 2002, the plaintiff filed a notice of appeal. In June 2003, the plaintiff voluntarily dismissed the appeal.

On or about July 24, 2002, a complaint was filed against Blue Martini in the Supreme Court of the State of New York, County of Queens. The complaint, captioned Fresh Direct, Inc. v. Blue Martini Software, Inc., was filed by a customer that had licensed our products and engaged us to perform related services. The complaint was amended on or about August 26, 2002, to change the plaintiff to Fresh Direct, LLC as successor to Fresh Direct, Inc. The amended complaint asserts claims for breach of contract, breach of warranty, negligent misrepresentation, fraud, and unjust enrichment. On or about September 18, 2002, we filed a motion to dismiss the amended complaint. On or about October 23, 2002, Fresh Direct opposed the motion to dismiss and filed a cross-motion for leave to file a second amended complaint, which we subsequently opposed. On or about March 24th, 2003, the Court issued an order which granted in part and denied in part our motion to dismiss and granted Fresh Direct’s motion for leave to file the second amended complaint. In April 2003, we appealed the denial of the motion to dismiss, and in May 2003, we filed its answer to the second amended complaint and counterclaims for breach of contract and fraud. We believe that it has meritorious defenses and counterclaims against this lawsuit and intends to pursue them vigorously. We believe that the ultimate outcome of this action will not have a material adverse effect on our financial position and results of operations.

In addition, we may be subject to additional legal proceedings and claims, asserted or unasserted, that are in the ordinary course of business. We cannot predict the outcome of these proceedings and claims or its possible impact Blue Martini.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Blue Martini held its annual meeting of stockholders on June 5, 2003. At such meeting the following actions were voted upon:

(a)	Election of two directors, Monte Zweben and Dominic Gallello, to hold office until the 2006 annual meeting of stockholders or until their successors are elected. The other directors whose term of office continued after the meeting were Dennis Carey, Mel Friedman, Andrew Verhalen and William Zuendt.

	Votes in Favor	Votes Withheld
Monte Zweben	9,215,272	104,514
Dominic Gallello	9,281,291	38,495

(b)	Approval of amendments to our 2000 Non-Employee Directors’ Stock Option Plan to increase the non-discretionary equity compensation for Blue Martini’s non-employee directors.

Votes in Favor	Votes Against	Abstentions	Broker Non Votes
8,990,677	220,898	108,211	—

(c)	Ratification of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2003.

Votes in Favor	Votes Against	Abstentions	Broker Non Votes
9,276,821	13,722	29,193	—

Based on these voting results, each of the directors nominated was elected and the second and third matters were approved.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit	Description of Document

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant (2)

3.3	Amended and Restated Bylaws of the Registrant. (3)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Stock Certificate. (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(5)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(5)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(5)

(1)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended June 30, 2000 filed on August 11, 2000.
(2)	Incorporated by reference to the Registrant’s Form 10-K for the period ended December 31, 2002, filed on March 28, 2003.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-55374) filed on February 9, 2001.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-36062) filed on May 2, 2000.
(5)	Filed herewith.

(b)	Reports on Form 8-K

On April 22, 2003, the Registrant filed a Current Report on Form 8-K relating to the Registrant’s press release announcing financial results of the first quarter of 2003 and the appointment of a new chief operating officer.

On May 6, 2003, the Registrant filed a Current Report on Form 8-K relating to the resignation of one of the Registrant’s directors and the appointment of a new director.

Availability of this Report

The Company intends to make this Quarterly Report on Form 10-Q publicly available on its Web site (www.bluemartini.com) without charge immediately following its filing with the Securities and Exchange Commission. The Company assumes no obligation to update or revise any forward-looking statements in this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise, unless it is required to do so by law.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2003

BLUE MARTINI SOFTWARE, INC. (Registrant)

/s/ MONTE ZWEBEN

Monte Zweben Chairman and Chief Executive Officer

/s/ ERAN PILOVSKY

Eran Pilovsky Chief Financial Officer