Form 10-Q
period 2003-09-30
BLUE MARTINI SOFTWARE INC
filed 2003-11-04
CIK 1077814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

As October 29, 2003, there were approximately 11,466,083 shares of the Registrant’s common stock outstanding.

BLUE MARTINI SOFTWARE, INC.

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BLUE MARTINI SOFTWARE, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $1,000 in 2003 and $1,358 in 2002	$15,730	$7,729
Short-term investments	33,994	53,021
Accounts receivable, net	4,975	5,766
Prepaid expenses and other current assets	1,415	1,575

Total current assets	56,114	68,091
Property and equipment, net	482	599
Intangible and other assets, net	430	902

Total assets	$57,026	$69,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$937	$706
Accrued employee compensation	5,110	5,603
Accrued restructuring charges	967	1,045
Other current liabilities	3,786	5,396
Deferred revenues	4,990	3,306

Total current liabilities	15,790	16,056
Accrued restructuring charges, less current portion	1,647	2,431

Total liabilities	17,437	18,487

Stockholders’ equity:
Common stock, $0.001 par value, authorized 500,000 shares, issued and outstanding 11,413 shares in 2003 and 10,564 shares in 2002	257,863	255,301
Deferred stock compensation	—	(1,311)
Accumulated other comprehensive income (loss)	(628)	114
Accumulated deficit	(217,646)	(202,999)

Total stockholders’ equity	39,589	51,105

Total liabilities and stockholders’ equity	$57,026	$69,592

See accompanying notes to condensed consolidated financial statements.

BLUE MARTINI SOFTWARE, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
License	$4,203	$1,414	$8,469	$4,027
Service	4,851	7,116	16,115	21,536

Total revenues	9,054	8,530	24,584	25,563
Cost of revenues:
License	439	1,711	1,112	3,491
Service*	3,357	5,104	11,149	15,718

Total cost of revenues	3,796	6,815	12,261	19,209

Gross profit	5,258	1,715	12,323	6,354

Operating expenses:
Sales and marketing*	5,131	6,973	14,224	22,059
Research and development*	2,643	3,289	7,545	10,698
General and administrative*	1,818	1,991	5,337	5,552
Amortization of deferred stock compensation	569	732	1,336	(377)
Impairment of long-lived assets and goodwill	(102)	16,785	(673)	16,785
In-process research and development	—	—	—	800
Restructuring charges	—	530	180	1,233

Total operating expenses	10,059	30,300	27,949	56,750

Loss from operations	(4,801)	(28,585)	(15,626)	(50,396)
Interest income and other, net	334	543	979	2,014

Net loss	$(4,467)	$(28,042)	$(14,647)	$(48,382)

Basic and diluted net loss per common share	$(0.40)	$(2.71)	$(1.36)	$(4.82)

Shares used in computing basic and diluted net loss per common share	11,110	10,345	10,767	10,036

*	Amounts exclude amortization of deferred stock compensation for the three and nine months ended September 30, 2003 and 2002 as follows:

Cost of service revenues: $102 and $277 in 2003; $120 and $302 in 2002.

Sales and marketing: $67 and $105 in 2003; $7 and ($202) in 2002.

Research and development: $141 and $292 in 2003; $187 and $561 in 2002.

General and administrative: $259 and $662 in 2003; $418 and ($1,038) in 2002.

See accompanying notes to condensed consolidated financial statements.

BLUE MARTINI SOFTWARE, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Operating activities:
Net loss	$(14,647)	$(48,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment and amortization of intangible and other assets	1,049	8,171
Provision for doubtful accounts	1,102	565
Impairment of long-lived assets and goodwill	(673)	16,785
In-process research and development	—	800
Amortization of deferred stock compensation	1,336	(377)
Changes in operating assets and liabilities:
Accounts receivable	(311)	(818)
Prepaid expenses and other current assets	160	2,040
Accrued restructuring charges	(862)	—
Accounts payable, accrued employee compensation and other current liabilities	(1,301)	(3,564)
Deferred revenues	1,684	(738)

Net cash used in operating activities	(12,463)	(25,518)

Cash flows from investing activities:
Cash acquired in acquisition	—	152
Purchases of property and equipment	(460)	(368)
Sales and maturities of short-term investments	18,823	38,615

Net cash provided by investing activities	18,363	38,399

Cash flows from financing activities:
Net proceeds from issuance of common stock	2,639	1,340
Repayment of debt and capital lease obligations/other	—	(1,488)

Net cash provided by (used in) financing activities	2,639	(148)

Effect of exchange rate changes on cash	(538)	(40)

Net increase in cash and cash equivalents	8,001	12,693
Cash and cash equivalents at beginning of period	7,729	12,945

Cash and cash equivalents at end of period	$15,730	$25,638

Supplemental disclosure of non-cash activities:
Issuance (retirement) of common stock and warrants for Cybrant Corp.	$(102)	$7,035

Warrants issued in connection with lease financing and marketing arrangement	$—	$230

See accompanying notes to condensed consolidated financial statements.

BLUE MARTINI SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the entire year ending December 31, 2003.

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

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Blue Martini Software, Inc. (“Blue Martini” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 27, 2003.

Note 2.    Letter of Credit

The Company obtained a letter of credit totaling $1.2 million as of December 31, 2002 in lieu of security deposits to secure facility lease obligations. As of September 30, 2003, the remaining balance on the letter of credit was $902,000 and no amounts have been drawn against the letter of credit. As of September 30, 2003, the Company pledged $1.0 million of cash equivalents held in trust as security for the letter of credit. At December 31, 2003, the remaining balance on the letter of credit is expected to be approximately $866,000 with $962,000 of cash equivalents pledged as security.

Note 3.    Restructuring Charges

During 2002, the Company implemented restructuring plans intended to strengthen the Company’s future operating performance and competitive position by preserving cash and reducing costs. In June 2003, the Company implemented a restructuring plan that resulted in additional reductions in force. The following table summarizes the activities related to accrued restructuring charges (in thousands) for the nine months ended September 30, 2003:

	Accrued at December 31, 2002	Expense	Cash Payments	Accrued at September 30, 2003
Lease cancellations	$3,418	$—	$(804)	$2,614
Severance and related charges	58	180	(238)	—

	$3,476	$180	$(1,042)	$2,614

The remaining lease obligation will be paid over the remaining term of the underlying leases through April 2006.

BLUE MARTINI SOFTWARE, INC.

Notes To Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Note 4.    Long-lived Assets, Goodwill and Other Intangible Assets

For the three and nine months ended September 30, 2003, the benefit of $102,000 and $673,000, respectively, in impairment of long-lived assets and goodwill relates to purchase price adjustments arising from the Cybrant acquisition. In April 2002, the Company completed the acquisition of The Cybrant Corporation whereby Cybrant became a wholly owned subsidiary of Blue Martini. The purchase price, allocated to assets and liabilities acquired based on a valuation analysis, was approximately $7.6 million, comprising common stock, warrants and approximately $550,000 in costs related to the transaction and exit activities. Goodwill and other long-lived assets arising from the acquisition were written off in the third quarter of 2002 as a result of an impairment evaluation. The benefit recorded in 2003 represents the purchase price adjustment resulting from the reversal of certain accrual transactions of approximately $571,000 and the return and retirement of $102,000 in shares escrowed for normal representations and warranties related to the acquisition.

Note 5.    Comprehensive Net Income (Loss)

Accumulated other comprehensive net income (loss) refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are recorded in stockholders’ equity, but are excluded from net loss and consist primarily of unrealized gains or losses on available-for-sale investments and foreign currency translation adjustments. The components of comprehensive net loss are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(4,467)	$(28,042)	$(14,647)	$(48,382)
Unrealized losses on available-for-sale investments, net of tax	(523)	(32)	(882)	(311)
Change in accumulated translation adjustment	(44)	77	140	(40)

Comprehensive net loss	$(5,034)	$(27,997)	$(15,389)	$(48,733)

Note 6.    Net Loss Per Common Share

The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive (in thousands):

	Three and Nine Months Ended September 30,
	2003	2002
Shares issuable under stock options	3,745	2,230
Shares of restricted stock subject to repurchase	24	132
Shares issuable pursuant to warrants	477	477
Weighted average exercise price	$5.04	$22.71

Note 7.    Legal Actions

Beginning in July 2001, the Company, certain of the Company’s current and former officers and directors and Goldman Sachs and the other underwriters were named as defendants in several class action shareholder complaints claiming that the Company, certain of its officers and directors, and the underwriters of its initial

BLUE MARTINI SOFTWARE, INC.

Notes To Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

In addition, the Company may be subject to additional legal proceedings and claims, asserted or unasserted, that are in the ordinary course of business. The Company cannot predict the outcome of these proceedings and claims or the possible impact on the Company.

Note 8.    Stock Option Plans and Accounting for Stock-Based Compensation

Stock Option Plans

Description of Plans.    The Company’s stock option program consists of two plans: the 2000 Equity Incentive Plan and the 2000 Non-Employee Directors’ Stock Option Plan. Stock options granted under these plans expire no later than ten years from the grant date and generally vest over two to four years. The Incentive Plan is administered by our board of directors, which has the authority to designate participants and to determine the number and type of options to be granted, the time when options become exercisable, the method of payment and any other terms or conditions of the options. The Directors’ Plan designates participants and specifies the number, type, term and pricing of options granted, the exercisability and vesting schedule of such options, the method of payment and other terms and conditions. The Directors’ Plan is administered by our board of

BLUE MARTINI SOFTWARE, INC.

Notes To Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

directors, which has the authority to determine provisions of options only to the extent not specified in the Directors’ Plan. Please refer to Note 10, Stockholders’ Equity, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 for further information regarding the Company’s Stock Plans.

The following table summarizes plan activity for the nine months ended September 30, 2003 (in thousands, except per share amounts):

	Shares Available for Grant	Number of Options	Wtd. Avg. Exercise Price per Share
Balances, December 31, 2002	1,656	3,819	$6.29
Additional shares authorized	3,721	—	—
Granted	(1,519)	1,519	3.33
Exercised	—	(662)	3.19
Repurchases	31	—	—
Cancelled	930	(930)	8.71

Balances, September 30, 2003	4,819	3,746	$5.04

Weighted-average fair value of options granted with exercise prices equal to fair value at date of grant	—	1,519	$3.33

The following table summarizes information about stock options as of September 30, 2003 (option amounts in thousands):

Options Outstanding				Options Exercisable
Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.07 - $1.75	85	8.30	$0.29	78	$0.31
$2.52	1,348	4.05	2.52	569	2.52
$2.56 - $2.70	54	9.43	2.69	4	2.56
$2.76	554	9.53	2.76	15	2.76
$3.00 - $3.87	721	9.48	3.62	122	3.77
$3.94 - $6.44	679	9.01	5.60	414	6.36
$7.00 - $140.00	305	6.84	24.18	295	24.64

	3,746	7.20	$5.04	1,497	$7.93

BLUE MARTINI SOFTWARE, INC.

Notes To Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Accounting for Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, which amended SFAS 123, “Accounting for Stock-Based Compensation”, as of the beginning of 2003. As permitted under SFAS 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September,
	2003	2002	2003	2002
Net loss, as reported	$(4,467)	$(28,042)	$(14,647)	$(48,382)
Add (Deduct): Stock-based employee compensation included in reported loss	569	732	1,336	(377)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(622)	(2,179)	(2,634)	(5,278)

Pro forma net loss	$(4,520)	$(29,489)	$(15,945)	$(54,037)

Net loss per share:
Basic and diluted—as reported	$(0.40)	$(2.71)	$(1.36)	$(4.82)

Basic and diluted—pro forma	$(0.41)	$(2.85)	$(1.48)	$(5.38)

For the above calculation, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with no expected dividends. The risk-free interest rate used is the U.S. Treasury bill rates for the relevant expected useful lives. The Company estimated the expected useful lives based on vesting and purchase periods and terms of the options. The expected volatility was based on the average historical volatility of the Company’s stock equal to the expected lives of the options.. The following table shows the weighted average assumptions for stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Risk-free interest rate	3.3%	3.1%	3.3%	2.7%
Expected life (in years)	3.44	3.35	3.71	2.25
Expected volatility	55%	95%	73%	95%

Stock options granted for the three months ended September 30, 2003 and 2002 had estimated fair values of $1.68 and $3.19, respectively, and $1.75 and $3.78 for the nine months ended September 30, 2003 and 2002, respectively, as calculated using the Black-Scholes option valuation model.

BLUE MARTINI SOFTWARE, INC.

Notes To Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The weighted average fair values of common stock purchase rights (per-share) granted under the 2000 Employee Stock Purchase Plan were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for purchases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Risk-free interest rate	2.6%	2.6%	2.6%	2.6%
Expected life (in years)	0.49	0.50	0.49	0.50
Expected volatility	76%	95%	83%	95%

The weighted average estimated fair values of the common stock purchase rights granted under the 2000 Employee Stock Purchase Plan were $1.00 and $2.43 for the three months ended September 30, 2003 and 2002, respectively, and $1.40 and $2.43 for the nine months ended September 30, 2003 and 2002, respectively.

Note 9.    Significant Customer Information

For the three months ended September 30, 2003, three customers each accounted for more than 10% of total revenues; combined, they accounted for 56% of total revenues. Two customers each accounted for more than 10% of net accounts receivables; combined, they accounted for 55% of net accounts receivables.

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

While our revenues to date have been derived principally from customers in the United States, international revenues accounted for 19% of our revenues for the nine months ended September 30, 2003. We believe that international revenues may represent a significant portion of our total revenues in the future but may continue to fluctuate as a percentage of revenues in the near term due to variability in the number and size of our license deals and related service engagements. Although we have a limited operating history, our quarterly operating results have shown seasonal fluctuations in the past. Quarterly results fluctuate based on several factors, including our customers’ budgeting cycles, sales incentive plans, changes to several aspects of our sales strategy and process, slow summer purchasing patterns and general economic conditions in markets where we conduct business.

To date, we have derived a significant portion of our revenues from a small number of customers. The loss of a major customer or the delay or cancellation of anticipated significant license contracts would adversely affect our revenues and operating results in a particular quarterly period. Failure to obtain a significant number of new customers or additional orders from existing customers in any period would adversely affect our business and operating results. For the quarter ended September 30, 2003, three customers each accounted for more than 10% of total revenues and combined, they accounted for 56% of total revenues. Two customers each accounted for more than 10% of net accounts receivables; combined, they accounted for 55% of net accounts receivables. See Note 9, Significant Customer Information, above.

We believe that, to be successful, we must expand our customer base, grow our relationships with consulting and system integrator partners, and in the long term, continue to enhance our application suite. Our operating expenses are based in part on our expectations of future revenues over the long term, and are largely fixed in the short term. As such, a delay in completion of new customer license contracts or the recognition of revenues from one or more license contracts could cause significant variations in our operating results from quarter to quarter and could result in lower-than-expected revenues in a given quarter, resulting in greater-than-expected net losses for that quarter.

In 2002, we implemented restructuring plans intended to strengthen our operating performance and competitive position by preserving cash and reducing costs. The restructuring consisted of terminating employees and vacating idle facilities. In the second quarter of 2003, we implemented an additional restructuring plan, which resulted in terminating employees. Our operating expenses in the third quarter of 2003 are consistent with the cost structure at the end of the third quarter of 2003, and we currently do not expect any significant changes to the cost structure in the near term.

Results of Operations for the Three and Nine Months Ended September 30, 2003 and 2002

Revenues

License.    License revenues were $4.2 million and $1.4 million for the three months ended September 30, 2003 and 2002, respectively, and $8.5 million and $4.0 million for the nine months ended September 30, 2003 and 2002, respectively.

We attribute the increased license revenue for the three and nine months ended September 30, 2003 to an increase in the average selling price for our software licenses combined with a few large transactions in the third quarter of 2003. Geographically, 19% of our revenues in the nine months ended September 30, 2003 were derived from international sources, as compared to 23% in the same period in 2002. We expect the international mix will continue to fluctuate due to variability in the number and size of our license deals and related service engagements. As we do not expect to have the same mix of large deals in the fourth quarter of 2003, our ability to grow license revenues sequentially in the fourth quarter of 2003 may be limited.

Service.    Service revenues were $4.9 million and $7.1 million in the three months ended September, 2003 and 2002, respectively, and $16.1 million and $21.5 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease in service revenue for the three and nine months ended September 30, 2003 was due to an overall reduction in professional service activities which is due in part to a fluctuation in the number and timing of license transactions and due in part to increased activity by our system integrator partners as a result of our transitioning of services to our system integrator partners. The decrease in service revenues is expected to continue as we continue to transition services to our system integrator partners.

Cost of Revenues

License.    Cost of license revenues consists primarily of royalties payable to third parties and amortization of purchased intangible assets for software that are either embedded in or bundled with our products. Cost of license revenues were $439,000 and $1.7 million for the three months ended September 30, 2003 and 2002, respectively, and $1.1 million and $3.5 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease is primarily due to the reduced amortization of intangibles arising from the accelerated amortization and write-off of a majority of the assets arising from the impairment valuation performed in the third quarter of 2002. Cost of license revenues were 10% and 121% of license revenues for the three months ended September 30, 2003 and 2002, respectively, and 13% and 87% of license revenues for the nine months ended September 30, 2003 and 2002, respectively. In the near term, our cost of licenses, when expressed in absolute dollar terms, will fluctuate with license revenues.

Service.    Cost of service revenues consists primarily of salaries and other personnel-related expenses, reimbursable expenses, costs of services provided by third party consultants engaged by the Company, allocated overhead costs, and depreciation of equipment used to provide consulting services, technical support and training. Allocated overhead costs for costs of services and other expense categories include facilities and information systems. Cost of service revenues were $3.4 million and $5.1 million for the three months ended September 30, 2003 and 2002, respectively, and $11.1 million and $15.7 million for the nine months ended September 30, 2003 and 2002, respectively. Cost of service revenues were 69% and 72% of service revenues for the three months ended September 30, 2003 and 2002, respectively, and 69% and 73% of service revenues for the nine months ended September 30, 2003 and 2002, respectively. The decrease in absolute dollars was primarily due to the reduction in force and other cost-saving actions implemented throughout 2002 and during the second quarter of 2003. Because our cost of service revenues is relatively fixed, our cost of services, when expressed as a percentage of related service revenues, may fluctuate in the near term, based primarily on related service revenues.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions, and other personnel-related expenses associated with our direct sales and marketing personnel, allocated overhead expenses, and costs of marketing programs including trade shows, advertisements, promotional activities and media events. Sales and marketing expenses were $5.1 million and $7.0 million for the three months ended September 30, 2003 and 2002, respectively, and $14.2 million and $22.0 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease was primarily due to lower spending on marketing and advertising programs and lower personnel-related expenses resulting from our reductions in force of approximately 35% from the third quarter of 2002 through the third quarter of 2003 and other cost-saving actions implemented throughout 2002 and 2003, as well as amortization of intangible assets through September 30, 2002.

Research and Development.    Research and development expenses consist primarily of salaries and other personnel-related expenses for engineering personnel, allocated overhead costs, costs of contractors, and depreciation of equipment used in the development of our software products. To date, all costs related to the development of our software have been expensed as incurred.

Research and development expenses were $2.6 million and $3.3 million for the three months ended September 30, 2003 and 2002, respectively, and $7.5 million and $10.7 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease was primarily due to a decrease in personnel-related expenses resulting from a 35% reduction in force from the third quarter of 2002 through the third quarter of 2003 and other cost-saving actions implemented in 2002.

General and Administrative.    General and administrative expenses include costs associated with our finance, human resources, legal, and other administrative functions. These costs consist primarily of salaries and other personnel-related expenses, professional fees, insurance premiums, provision for doubtful accounts, equipment depreciation, and allocated overhead costs. General and administrative expenses were $1.8 million and $2.0 million for the three months ended September 30, 2003 and 2002, respectively, and $5.3 million and $5.6 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease in the three months ended September 30, 2003 from the same period in 2002 was primarily due to a 22% reduction in force and other cost-saving actions that occurred in the fourth quarter of 2002 and again in the second quarter of 2003.

Amortization of Deferred Stock Compensation.    Net amortization of deferred stock compensation expense resulted in a charge of $569,000 and $732,000 for the three months ended September 30, 2003 and 2002, respectively, and a charge of $1.3 million and a benefit of $377,000 for the nine months ended September 30, 2003 and 2002, respectively. The 2002 benefit was the result of the effects of forfeitures of unvested stock options and the corresponding adjustment of the amortization of deferred stock compensation. Net amortization of deferred stock compensation consists of the amortization of deferred stock compensation using the accelerated method, net of an adjustment for unvested options of terminated employees during the quarter that reverses previously recognized expenses. By September 30, 2003, the deferred compensation balance had been fully amortized.

Deferred stock compensation expense for the third quarter of 2003 includes a charge of $320,000 for the variable plan accounting associated with a stock option exchange program initiated in the fourth quarter of 2002, under which 602,000 outstanding employee stock options with exercise prices at or above $12.39 per share (approximately 92% of the total eligible options) were exchanged for replacement stock options at the fair market value. The replacement options had an exercise price of $3.60 per share, vested over a five-month period ending in May 2003, and expired in September 2003. Under variable plan accounting, we recorded compensation expense in the third quarter of 2003 amounting to $320,000, reflecting the net increase in our stock market price above the option exercise price through the date the underlying options were exercised or expired. One hundred sixty-nine employees participated in the program, representing approximately 92% of all eligible employees. Our CEO, then-CFO and directors were not eligible to participate. As of September 30, 2003, there are no variable stock awards outstanding and we expect no further variable plan award expenses in the near future.

In-process research and development.    For the nine months ended September 30, 2002, approximately $800,000 of the purchase price in the acquisition of the Cybrant Corporation represented the estimated fair value of acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately charged to expense in April 2002, the month the acquisition closed. The estimated fair value of these projects was determined by using a discounted cash flow model with a discount rate of 35% and taking into consideration the projects’ stages of completion and risks associated with successful development and commercialization.

Impairment of long-lived assets and goodwill.    For the three and nine months ended September 30, 2003, the benefit of $102,000 and $673,000 related to purchase price adjustments arising from the Cybrant acquisition. In April 2002, we completed the acquisition of The Cybrant Corporation whereby Cybrant became a wholly owned subsidiary of Blue Martini. The purchase price, allocated to assets and liabilities acquired based on a valuation analysis, was approximately $7.6 million, comprising of common stock, warrants and approximately $550,000 in costs related to the transaction and exit activities. Goodwill and other long-lived assets arising from the acquisition were written off in the third quarter of 2002 as a result of an impairment evaluation. The benefit recorded in 2003 represents purchase price adjustments resulting from the final resolution of costs of approximately $571,000 and the return and retirement of shares escrowed of $102,000 for normal representations and warranties related to the acquisition.

Interest Income and Other, Net

Interest income and other, net consists primarily of interest income from cash, cash equivalents and short-term investments. Interest income and other was $334,000 and $543,000 for the three months ended September 30, 2003 and 2002, respectively, and $979,000 and $2.0 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease was due to lower interest rates and the decline in balances of cash, cash equivalents and short-term investments over time. We expect interest income to decrease as the amount of cash and cash equivalents available for investment decreases as cash is used in operations. In addition, due to current prevailing interest rates, reinvestment of maturing marketable securities is expected to generate lower interest income.

Liquidity and Capital Resources

As of September 30, 2003, cash and cash equivalents and short-term investments totaled $49.7 million, compared to $60.8 million as of December 31, 2002. Net cash used in operating activities decreased to $12.5 million for the nine months ended September 30, 2003 from $25.5 million for the nine months ended September 30, 2002, due primarily to a reduction in our net loss, partially offset by the reduction in non-cash charges including impairment, depreciation and amortization charges.

Net cash provided by investing activities decreased to $18.4 million for the nine months ended September 30, 2003 from $38.4 million for the nine months ended September 30, 2002. The decrease was due primarily to a decrease in the sales and maturities of short-term investments in 2003, due to timing of maturities of our investment securities.

Net cash provided by (used in) financing activities increased to $2.6 million for the nine months ended September 30, 2003 from ($148,000) for the nine months ended September 30, 2002 due mainly to proceeds from exercise of stock options in the third quarter of 2003.

At September 30, 2003, we had aggregate operating lease commitments of approximately $9.3 million, payable through 2006, of which, $2.6 million have been accrued and reflected on the balance sheet as part of the accrued restructuring charges.

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

We expect that for the foreseeable future, our operating expenses will continue to constitute a significant use of our cash balances. In addition, we may use cash to fund acquisitions or invest in other businesses, technologies or product lines. We currently anticipate that our existing cash and investments will be sufficient to meet our presently anticipated working capital, capital expenditure and operating requirements for at least the next 12 months. Either within this time period or at some future date, if our current financial performance continues, we may need to raise additional funds in the future through public or private debt or equity financing. There can be no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders. If adequate funds are not available on acceptable terms, we would have to accept financing on terms we view as unreasonable or that are dilutive to our stockholders, or to cease operations. If we were to seek additional financing today, we do not believe it would be available on reasonable terms.

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

Contingent Matters

Refer to Note 7 to Condensed Consolidated Financial Statements for a discussion of legal contingencies.

Critical Accounting Policies

Please refer to our discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2002 under Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

As we announced by filing a Current Report on Form 8-K on August 26, 2003, our Chairman and CEO, Monte Zweben, established a prearranged trading plan in accordance with Rule 10b5-1. Our insider trading policy permits our officers, directors, and employees to establish such plans, and in the future, one or more of our officers, directors, or employees may do so.

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

Risks Related To Our Financial Condition

•	We have incurred losses throughout our operating history. These losses may continue for the foreseeable future, and we may not achieve profitability.

•	Our declining cash balance and volatile stock price have affected our potential and current customers’ and partners’ perception of our viability, which in turn could affect our ability to close sales and partnership transactions.

•	Cost-reduction efforts may harm our productivity and service levels.

Risks Related To Our Products

•	If we fail to keep pace with technological innovation, improve our existing products, or develop new products, our application suite could become obsolete and our revenues would decline.

•	If we fail to release new versions and upgrades of our application suite in a timely manner, customers may license competing products and our revenues may decline.

•	If our application suite does not successfully function for customers with large numbers of transactions, customers or product offerings, we may lose sales and suffer decreased revenues.

•	Our applications may be implemented in a way that does not capture our customers’ business processes or address their needs.

•	Loss or unavailability of key technologies licensed to us by third parties could affect our ability to license our product.

•	If our product does not operate with the wide variety of hardware, software and operating systems used by our current and potential customers, our revenues would be harmed.

•	Defects in our application suite could diminish demand for our application suite and result in loss of revenues, decreased market acceptance, injury to our reputation and product liability claims.

•	If we are unable to protect our intellectual property or become subject to intellectual property infringement claims, we may lose a valuable asset or incur costly and time-consuming litigation.

Risks Related to Our Market and Our Ability to Sell

•	The current economic downturn has significantly affected demand for our products and services and may continue to adversely affect future revenues.

•	We may not be able to maintain our competitive position against current and potential competitors.

•	The sales cycle for our products is long, and variable, which makes it difficult to predict our future revenues and may cause our operating results to vary significantly.

•	We have recently changed several aspects of our sales strategy and process with the intention of improving our sales pipeline and results, including changes in the way we generate leads, hiring of additional salespeople and changes in the way we target and approach accounts. We expect that it may take up to twelve months to see positive results from these changes; although these changes may not show positive results during that period or at all. As a result of these changes, our ability to market and license our software may be limited accordingly.

•	A small number of customers have accounted for a substantial portion of our revenues. In the three months ended September 30, 2003, three customers each accounted for more than 10% of total revenues and combined, these customers accounted for 56% of total revenues. This pattern is likely to continue for the foreseeable future; as a result, our revenues could decline due to the loss or delay of a single customer order, the delay in recognizing revenue associated with a single customer order, or the failure to collect revenue associated with a single customer.

•	We may not successfully establish ourselves in international markets or generate significant revenues abroad, which could result in slower revenue growth and harm our business.

•	Increasing government regulation of the Internet, imposition of sales and other taxes on products sold by our customers over the Internet and privacy concerns relating to the Internet could reduce the licensing of our application suite and harm our business.

Risks Related To System Integrators

•	Our failure to develop and maintain strong relationships with consulting and system integrator firms (CSIs) would harm our ability to market our application suite, which could reduce future revenues and increase our expenses.

•	Our failure to develop and maintain strong relationships with systems integrators would harm our ability to implement our application suite.

Other Risks

•	Changes in accounting policies created and interpreted by authoritative agencies can have a significant effect on our reported results and may even affect the reporting of transactions completed before a change is announced.

•	We acquired another company, and may enter into other mergers or acquisitions in the future; our business could be affected by the distraction and challenges posed by such transactions.

•	Although the purported shareholders’ derivative complaint against us relating to our IPO has been favorably resolved, and we have agreed in principle to a tentative global settlement, which remains subject to a number of procedural conditions and formal approval by the court, of the securities class action claims against us and other companies relating to our collective IPOs, as a technology company with a volatile stock price, we may be at risk of other litigation, which could result in substantial costs and divert management attention and resources.

•	We may have difficulty retaining or recruiting qualified personnel, which could impact the development and licensing of our application suite.

•	Our Chairman and CEO maintains significant control over Blue Martini, which may lead to conflicts with other stockholders over corporate strategy and other issues..

•	We have implemented anti-takeover provisions that could discourage or prevent a takeover.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange

Through September 30, 2003, most of our recognized revenues have been denominated in United States dollars and were from both domestic and international customers. Our exposure to foreign currency exchange rate changes has not been material. We expect that future license and service revenues will continue to be derived from international markets and may be denominated in the currency of the applicable market. Through September 30, 2003, we have expanded our international operations and have hired personnel in Europe and Asia Pacific. We have incurred limited operating expenses denominated in foreign currencies. Our future operating results may become subject to significant fluctuations based upon changes in the exchange rates of foreign currencies in relation to the United States dollar. In the future, we expect to engage in international sales denominated in both the United States dollar and in foreign currencies. An increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations and, when appropriate, may use economic hedging techniques in the future to minimize the effect of these fluctuations, we can make no assurances that exchange rate fluctuations will not adversely affect our financial results in the future. Through September 30, 2003, we have not engaged in foreign currency hedging activities.

Fixed Income Securities

At September 30, 2003, we had an investment portfolio of fixed income securities, including those classified as cash equivalents, of $49.7 million compared to $60.8 million at December 31, 2002. Our exposure to financial market risk, including changes in interest rates, relates primarily to our investment portfolio. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. This exposure is limited by the establishment and strict monitoring of compliance with our investment policy which provides for investments in fixed income securities with maturities not exceeding 18 months. This policy also establishes credit quality standards and limits investment exposure to any one issuer. We do not invest in any derivative instruments. Due mainly to the relatively short-term nature of our available-for-sale investment portfolio, the fair value of our investment portfolio or related income would not be significantly impacted by a 100 basis point increase or decrease in interest rates.

ITEM 4.    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Quarterly Evaluation of Our Disclosure Controls and Internal Controls:    We evaluated the effectiveness of the design and operation of our disclosure controls and procedures (the “Disclosure Controls”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, and our internal controls and procedures for financial reporting (the “Internal Controls”), as of September 30, 2003 (“Evaluation Date”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including our CEO and CFO. Rules adopted by the SEC require that we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

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

Disclosure Controls and Internal Controls over Financial Reporting:    Our management, including the CEO and the CFO, is responsible for establishing and maintaining adequate disclosure and internal controls over our financial reporting. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures that are designed with the objective of providing reasonable assurance regarding the reliability of financial reporting and include those policies and procedures that provide reasonable assurances that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions and dispositions of assets are properly recorded and reported, all to permit the preparation of our financial statements in conformity with GAAP.

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Beginning in July 2001, Blue Martini, Monte Zweben, William Zuendt, Andrew Verhalen, certain of our former officers and directors and Goldman Sachs and the other underwriters of our initial public offering, or IPO, were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York, consolidated under the title In re Blue Martini Initial Public Offering Securities Litigation. Plaintiffs claim that the defendants violated the federal securities laws because our IPO registration statement and prospectus allegedly contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same Court against hundreds of other public companies that conducted IPOs of their common stock since the mid-1990s. On August 8, 2001, all IPO-related lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. In accordance with Judge Scheindlin’s orders, we have not answered the complaint, and no discovery has been served. Also in accordance with Judge Scheindlin’s orders, plaintiffs filed amended consolidated complaints on April 19, 2002. We joined in a global motion to dismiss the IPO Lawsuits on July 15, 2002. On or about October 9, 2002, our directors and officers were dismissed without prejudice pursuant to a stipulated dismissal and tolling agreement between the plaintiffs and certain individual defendants. On November 1, Judge Scheindlin presided over an all-day hearing on the global motions to dismiss. On February 19, 2003, Judge Scheindlin issued a ruling on the global motion to dismiss; with respect to us, the motion was granted in part and denied in part. In June 2003, we joined in a tentative global settlement that would, among other things, result in the dismissal with prejudice of all claims against all issuers and their officers and directors in the IPO-related lawsuits. The tentative settlement guarantees that, in the event that the plaintiffs recover less than $1 billion in settlement or judgment against the underwriter defendants in the IPO-related lawsuits, the plaintiffs will be entitled to recover the difference between the actual recovery and $1 billion from the insurers for the issuers. The tentative settlement does not involve any payment or admission of wrongdoing by us. Although Blue Martini has approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the court.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit	Description of Document

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant (2)

3.3	Amended and Restated Bylaws of the Registrant. (3)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Stock Certificate. (2)

10.28	Agreement by and between the Registrant and Eran Pilovsky dated August 1, 2003. (5)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(5)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(5)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(5)

(1)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended June 30, 2000 filed on August 11, 2000.
(2)	Incorporated by reference to the Registrant’s Form 10-K for the period ended December 31, 2002, filed on March 28, 2003.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-55374) filed on February 9, 2001.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-36062) filed on May 2, 2000.
(5)	Filed herewith.

(b)    Reports on Form 8-K

On July 22, 2003, the Registrant filed a Current Report on Form 8-K relating to the Registrant’s press release announcing financial results for the second quarter of 2003.

On August 5, 2003, the Registrant filed a Current Report on Form 8-K relating to the appointment of a new chief financial officer.

On August 26, 2003, the Registrant filed a Current Report on Form 8-K relating to the establishment by its chief executive officer of a prearranged trading plan in accordance with Rule 10b5-1.

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

Dated: November 4, 2003

BLUE MARTINI SOFTWARE, INC.
(Registrant)

/s/ MONTE ZWEBEN
Monte Zweben
Chairman and Chief Executive Officer

/s/ ERAN PILOVSKY
Eran Pilovsky
Chief Financial Officer