Form 10-K
period 2003-12-31
BLUE MARTINI SOFTWARE INC
filed 2004-03-15
CIK 1077814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2003

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

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

Yes  ☐     No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Common Stock on June 30, 2003 as reported on the Nasdaq National Market was approximately $22,596,000. Shares of Common Stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of June 30, 2003. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock as of February 25, 2004 was approximately 11,897,000.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the registrant’s 2004 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K Report.

BLUE MARTINI SOFTWARE, INC.

ANNUAL REPORT

PART I

In addition to historical information, this annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “can,” “may,” “believe,” “designed to,” “will,” “expect,” “plan,” “anticipate,” “estimate,” “potential,” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to Blue Martini Software, Inc. (the “Company”, “Blue Martini”, or “we”) as of the date thereof, and the Company assumes no obligation to update any forward-looking statement or risk factors.

ITEM 1.	BUSINESS

Overview

Blue Martini LLC, a Delaware limited liability company, was founded in June 1998 and was succeeded in January 1999 by Blue Martini Software, Inc.

Blue Martini provides software designed to help companies increase revenues by proactively guiding sales people, partners, and customers through sales interactions. Companies can incorporate their specific sales and marketing expertise into our application software. The combination of this expertise along with the intelligence embedded in our applications - our intelligent selling systems - allows our customers to automate important sales and marketing processes that otherwise would require significant time and effort from their product, marketing and sales experts. Our applications are designed to allow companies to extend their selling expertise throughout their entire sales force as well as to their partners and end customers.

Our software applications can help our customers:

•	Increase sales by proactively recommending to sales people when they should contact customers, what products they should suggest, and what they should say;

•	Increase sales and customer satisfaction by proactively and naturally guiding sales people, partners, and customers to the best solutions to meet their needs;

•	Increase customer satisfaction by providing customers with a unified customer experience across multiple channels including the website, call center, e-mail campaigns, and in the store;

•	Reduce costs to serve by providing customers with web-based self-service; and

•	Improve marketing efficiency by enabling marketers to easily define multi-step, multi-channel customer interactions and by providing marketers with analytical tools for better targeting.

Leading companies throughout the world have implemented our software, including AOL, Carrefour, Debenhams, DuPont, Harrah’s, Kohl’s, Lanier, Saks Fifth Avenue and Sprint.

Products

Our software offerings include products for sales, marketing, and commerce.

Blue Martini Sales. We provide sales applications for both commercial and consumer sales. For the commercial portion of our business, we offer web-based applications that guide sales people, partners, and end customers to the best solutions to meet their needs. Our software defines solutions, calculates pricing based on pre-defined parameters and customer input, supports interactive quoting, and quickly generates proposals and proposal revisions. Our applications are intuitive and easy to use, and provide significant deployment flexibility. Our software also supports mobile, disconnected users (e.g., a mobile salesperson not connected to a computer network) for some applications.

For the consumer portion of our business, our applications recommend to sales people which prospective customers they should contact and what they should communicate. Our applications also provide sales people with information that can help them sell more effectively, such as specific customer preferences and buying history. Sales people can access our applications in the store, online, at the point-of-sale, or via wireless devices.

Blue Martini Marketing. Blue Martini Marketing includes customer analytic and messaging applications. Our analytics applications allow companies to analyze multi-channel customer information and make informed decisions about how to target and interact with customers. Our analytics applications allow business users to do reporting, data mining, and online analytical processing (OLAP). Our messaging applications enable marketers to define multi-step, multi-channel interactions with customers, such as a new product introduction comprised of e-mails, calls, and personalized website content.

Blue Martini Commerce. Blue Martini Commerce enables companies to deploy complex consumer or commercial websites. Blue Martini Commerce provides massive scalability, is highly extensible and supports all languages, currencies and virtually any payment methodology. Business users work within an intuitive environment to manage their websites and can leverage powerful merchandising, catalog and content management, and integrated analytics capabilities to provide customers with compelling interactions. We also offer an integrated contact center with Commerce.

Solution Benefits and Differentiating Factors

Our solutions are designed to deliver unique competitive advantages and benefits to our customers:

Intelligence. Our intelligent selling systems are powered by a suite of intelligent engines that uniquely differentiate us from traditional database applications. Where database applications are useful in tracking and presenting information, our intelligent engines enable companies to automate key sales and marketing processes to reduce sales cycles and sell more effectively by gathering and collecting information from the customer’s internal experts. Our intelligent engines include:

•	an analytics engine that employs machine learning to segment customers and discover patterns of customer behavior;

•	a constraint engine that can model complex needs analysis, configuration, and pricing knowledge; and

•	a process-modeling engine that can interact intelligently with a customer over time and across multiple channels (e.g., email, a website, and a retail store).

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

Flexible Architecture. Our J2EE (Java 2 Platform, Enterprise Edition) architecture is modular, allowing customers to implement point solutions today to solve critical business issues, and later easily add other modules without extensive time-consuming integration. With our focus on enabling business users to operate applications, companies can easily and rapidly customize our applications to fit their particular business needs, rather than forcing changing their business processes to suit the software.

Easy Deployment and Integration. Our applications are designed to be implemented quickly and efficiently and to fit easily within existing IT environments. Our applications can work stand-alone, as integrated into a disparate applications environment, or as extensions of existing customer relationship management (CRM) applications, such as sales force automation and campaign management.

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

Services

While our business model focuses on the development and licensing of software, we also offer a comprehensive selection of services to our customers, including professional, technical support and training services, as well as value-added data analysis services. In 2003, 2002 and 2001, revenues derived from these services accounted for 65%, 82% and 66% of our total revenues, respectively.

Blue Martini Consulting. We offer professional services to our customers for the deployment of our application suite and its integration with third-party software such as traditional call centers, sales force automation, merchandising, enterprise resource planning and supply chain management systems. Our service professionals work directly with our customers as well as with third-party systems integrators and regional consulting organizations.

Blue Martini Support. We offer comprehensive technical support, designed to allow companies to quickly and effectively address technical issues as they arise and to provide updates and upgrades to our customers.

Blue Martini Training. We offer a comprehensive training curriculum designed for systems integrators and customers. Our courses not only train professionals in the use and implementation of our application suite but also educate business users on key concepts such as personalization and data mining. We have training facilities in San Mateo, California and also conduct training in multiple locations in Europe and Asia.

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

Alliances

Blue Martini maintains alliances with consulting and system integrator firms, independent software vendors, and platform and infrastructure providers. Many of these alliances can be terminated by either party upon thirty days’ notice .

Consulting and System Integrators (CSI). CSI alliance members typically manage the integration projects at our customer sites. We offer CSI alliance members partner program benefits such as discounted training fees, participation in joint marketing activities, access to our software, and the opportunity to participate in joint development projects within related industries. In addition, we have active customer referral programs. Our CSI alliance members help us develop customer relationships, and similarly we recommend our CSI alliance members to our customers. Our customers pay us directly for our application suite and pay our CSI alliance members directly for their services. By recruiting, training, and managing personnel deploying our software, CSI alliance members permit us to focus on our core competencies, such as developing and distributing our software application suite and on providing additional product-specific technical expertise during consulting service engagements. Our CSI alliance members include Accenture, AKQA, Axion Solutions, Acquity, eLogic Group, Enabler, Good Technology, IBM Global Services, Plaut Consulting, and Syntegra.

Independent Software Vendors (ISV). Our ISV alliance members deliver software products that complement our application suite. Their offerings include fulfillment, transportation management, content enhancement, enterprise application integration, marketplace infrastructure and CRM. In addition, we partner with ISVs focused on specific market segments to enhance our market penetration opportunities in the retail and manufacturing markets. Our ISV alliance members help us to develop customer relationships, and similarly we recommend our ISV alliance members to our customers. Our customers pay directly for our application suite and typically pay our ISV alliance members directly for their products; however, we pay royalties to some alliance members where their technology is embedded in or bundled with our solutions. Our ISV program facilitates the delivery of our pre-packaged adapters that connect the Blue Martini application suite to our alliance members’ software, or competitor software in place. Delivery of packaged adapters requires software development at the outset as well as validation of the packaged software for each release of our application suite. Our ISV alliance members include Ariba, CyberSource, Equilibrium, Fujitsu-Siemens, IBM, Informatica, Macromedia, and SAS Institute.

Platform and Infrastructure (PI). Our PI alliance members provide our customers with the hardware and software infrastructure used for the deployment of our application suite. Our PI alliance members sell hardware, operating systems, database products, and software services. We perform the software development work necessary to ensure that our software supports the platforms of our PI alliance members. Our customers pay us directly for our software application suite and pay our PI alliance members directly for their products and services; however, we pay royalties to some alliance members where their technology is embedded in or bundled with our solutions. Our PI alliance members include Acxiom, BEA, IBM, Symbol Technologies, and TIBCO Software.

Technology

Our software application suite is built upon a three-tiered architecture designed to deliver consistent, high performance operation in an uncertain environment where demand imbalances and hardware failures are common. Website requests are handled by a layer of web servers. These web servers return and cache static content, but forward dynamic web requests to a layer of application servers. These application servers execute business logic that typically requires access to data stored in read-only catalog databases. To improve performance, our architecture automatically caches catalog and session data in memory to avoid slow database access. These catalog databases can also be replicated to further improve support for large numbers of customers without interruption. Customers can easily handle increased website volume by adding any combination of web, application or database servers. Read-write transaction databases record customer transactions as well as updates to end-customer profiles. Optionally, business logic for some functions can be executed as Java applets on the client to further enhance performance and scalability.

Our software is developed in the Java programming language to take advantage of the graphical user interface and functional libraries available in Java, as well as the speed of development made possible by other Java features such as pointer-less references and automatic memory management.

Our application suite incorporates technologies including a Java application server, full-text retrieval software, constraint engine, UI generation software, rules induction software, rules execution software, a workflow system, data transformation software, and visualization libraries. Our application suite provides integrated data analysis, visualization, personalization, product configurations, solution design, and workflow.

Research and development expenses totaled $9.7 million, $13.4 million and $18.6 million for 2003, 2002 and 2001, respectively.

Sales Capabilities

We currently have sales offices in France, Japan, the Netherlands, the United Kingdom, and the United States. Our sales and marketing headcount is 56 at December 31, 2003. For 2003, two customers each accounted for more than 10% of our total revenues. Masco Corporation and America Online, Inc. accounted for $4.3 million and $4.2 million, respectively, of revenues. In 2002 and 2001, no individual customer accounted for more than 10% of total revenues. Our total revenues were $32.6 million, $33.6 million, and $59.9 million for 2003, 2002 and 2001, respectively. International revenues for 2003, 2002 and 2001 were $7.6 million, $7.7 million and $14.4 million, respectively, representing 23% in 2003 and 2002 and 24% in 2001 of total revenues, respectively.

Acquisitions

In April 2002, we acquired The Cybrant Corporation (“Cybrant”) through the merger of a wholly owned subsidiary of Blue Martini with and into Cybrant, with Cybrant surviving as a wholly owned subsidiary of Blue Martini (“the Merger”). The Cybrant products enable customers to sell complex products and services.

Competition

The market for our product is intensely competitive, rapidly evolving, and subject to rapid technological change. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could reduce our future revenues or earnings. We expect the intensity of competition to increase in the future. We face competition primarily from the following:

•	Internally Developed Systems. Information technology, or IT, departments of potential customers have developed or may develop systems that provide for some or all of the functionality of our product. We expect that internally developed application integration and process automation efforts will continue to be a principal source of competition for the foreseeable future. In particular, it can be difficult to license our product to a potential customer whose internal development group has already invested substantially in, and made progress towards completion of, the systems that our product is intended to replace.

•	Point Applications. Our products compete with stand-alone point solutions offered by providers such as BroadVision, Inc., Firepond, Inc., Selectica, Inc., Trilogy Software, Inc., Unica Corporation, and Vignette Corporation.

•	Components. Our products compete with components offered by vendors such as Art Technology Group, Inc. and Microsoft Corporation.

•	Traditional CRM Software. Our products compete with CRM products offered by vendors such as E.piphany, Inc., Oracle Corp., PeopleSoft, Inc., SAP AG and Siebel Systems, Inc.

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

We believe that the principal competitive factors affecting our market include:

•	vertical domain expertise;

•	product functionality and features;

•	product architecture and technology;

•	incumbency of vendors;

•	availability of global support;

•	relationship with system integrators;

•	coverage of direct sales force;

•	ease and speed of product implementation;

•	vendor and product reputation;

•	financial condition of similar vendors;

•	ability of products to support large numbers of concurrent users; and

•	price.

We believe that our primary competitive advantages are our vertical domain expertise, the breadth and depth of our product’s functionality and features, and our product architecture and technology. We may not be able to compete effectively against current and potential competitors, especially those with greater financial, sales, marketing, professional services, technical support, training and other resources.

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

We license technologies from several software providers that are incorporated in our product. We anticipate that we will continue to license technology from third parties in the future. In particular, we license application server technology from BEA Systems, Inc. and IBM Corporation, we license a rules engine from Blaze Software Inc. that automates the execution of business processes according to criteria set by our customers, and we license configuration technology from Array Technologies that is incorporated in our interactive selling applications. The arrangement with IBM is comprised of a marketing agreement that expires December 2006, and an OEM license for IBM’s WebSphere server that expires in December 2005. The license agreement with Blaze expires in June 2007, the license agreement with BEA expires in July 2007, and the license agreement with Array Technologies is indefinite in term. We may not be able to renew our licenses for these technologies on commercially reasonable terms, if at all. The loss of these technologies or other technologies that we license could prevent sales of our product and increase our costs until substitute technologies, if available, are developed or identified, licensed and successfully integrated into our product. Even if substitute technologies are available, there can be no guarantee that we will be able to license these technologies on commercially reasonable terms, if at all.

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

Employees

As of December 31, 2003, we had 210 employees, 171 of whom were based in North America, 27 were based in Europe, and 12 were based in Asia. Of these employees, 56 were in sales and marketing, 59 were in product development, 67 were in professional services, technical support and training and 28 were in finance, human resources, legal, information systems and administrative functions. Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage. We believe our employee relations are good.

Availability of this Report

Our annual report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our web site at www.bluemartini.com shortly after we electronically file such material with the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The SEC also maintains a web site at www.sec.gov that contains reports, proxy, and information statements, and other information regarding issues that file electronically. We assume no obligation to update or revise any forward looking statement in this annual report, whether as a result of new information, future events or otherwise, unless it is required to do so by law.

ITEM 2.	PROPERTIES

Our principal administrative, research and development, sales, consulting and marketing activities are conducted in 31,000 square feet of leased space in San Mateo, California. Leases covering approximately 12,000 square feet of this leased space expire in 2005, with the balance expiring in 2006. In addition, we have a lease covering approximately 7,000 square feet in Boca Raton, Florida that expires in 2006. Our European headquarters located in Bracknell, United Kingdom includes 7,800 square feet, and the lease expires in 2004. We also lease satellite offices in cities elsewhere in the United States and in France, Japan, and the Netherlands, to support our worldwide sales and professional services organizations.

ITEM 3.	LEGAL PROCEEDINGS

Beginning in July 2001, Blue Martini, Monte Zweben, William Zuendt, Andrew Verhalen, certain of our former officers and directors and Goldman Sachs and the other underwriters of our initial public offering, or IPO, were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York, consolidated under the title In re Blue Martini Initial Public Offering Securities Litigation. Plaintiffs claim that the defendants violated the federal securities laws because our IPO registration statement and prospectus allegedly contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same Court against hundreds of other public companies that conducted IPOs of their common stock since the mid-1990s. On August 8, 2001, all IPO-related lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. In accordance with Judge Scheindlin’s orders, we did not answer the complaint, and no discovery was served. Also in accordance with Judge Scheindlin’s orders, plaintiffs filed amended consolidated complaints on April 19, 2002. We joined in a global motion to dismiss the IPO Lawsuits on July 15, 2002. On or about October 9, 2002, our directors and officers were dismissed without prejudice pursuant to a stipulated dismissal and tolling agreement between the plaintiffs and certain individual defendants. On November 1, Judge Scheindlin presided over an all-day hearing on the global motions to dismiss. On February 19, 2003, Judge Scheindlin issued a ruling on the global motion to dismiss; with respect to us, the motion was granted in part and denied in part. In June 2003, we joined in a tentative global settlement that would, among other things, result in the dismissal with prejudice of all claims against all issuers and their officers and directors in the IPO-related lawsuits, and the assignment to plaintiffs of certain potential claims that the issuers may have against their IPO underwriters. The tentative settlement provides that, in the event that the plaintiffs ultimately recover less than $1 billion in settlement or judgment against the underwriter defendants in the IPO-related lawsuits, the plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the plaintiffs’ guaranteed recovery. The tentative settlement does not involve any payment or admission of wrongdoing by us. In July 2003, pursuant to the authorization of a special litigation committee of the our Board of Directors, we entered into a non-binding memorandum of understanding reflecting the settlement terms described above. In September 2003, in connection with the possible settlement, our officers and directors described above who had entered tolling agreements with plaintiffs agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although Blue Martini has approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the court.

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

On or about July 24, 2002, a complaint was filed against Blue Martini in the Supreme Court of the State of New York, County of Queens. The complaint, captioned Fresh Direct, Inc. v. Blue Martini Software, Inc., was filed by a customer that had licensed our products and engaged us to perform related services. The complaint was amended on or about August 26, 2002, to change the plaintiff to Fresh Direct, LLC as successor to Fresh Direct, Inc.. The amended complaint asserts claims for breach of contract, breach of warranty, negligent misrepresentation, fraud, and unjust enrichment. On or about September 18, 2002, we filed a motion to dismiss the amended complaint. On or about October 23, 2002, Fresh Direct opposed the motion to dismiss and filed a cross-motion for leave to file a second amended complaint, which we subsequently opposed. On or about March 24, 2003, the Court issued an order which granted in part and denied in part our motion to dismiss and granted Fresh Direct’s motion for leave to file the second amended complaint. In April 2003, we appealed the denial of the motion to dismiss, and in May 2003, we filed its answer to the second amended complaint and counterclaims for breach of contract and fraud. In January 2004, argument was heard on the Company’s appeal of the denial of the motion to dismiss. We believe that we have meritorious defenses and counterclaims against this lawsuit and intend to pursue them vigorously. We believe that the ultimate outcome of this action will not have a material adverse effect on our financial position and results of operations.

In addition, we may be subject to additional legal proceedings and claims, asserted or unasserted, that are in the ordinary course of business. We cannot predict the outcome of these proceedings and claims or their possible impact Blue Martini.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2003.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Our common stock is listed on the Nasdaq National Market under the symbol “BLUE”. The following high and low sales prices were reported by Nasdaq in each quarter during the last two years. All amounts have been adjusted to reflect our one-for-seven reverse stock split of our outstanding shares of common stock, which was effective on November 13, 2002.

	High	Low
Year Ended December 31, 2003:
Fourth quarter	$6.05	$4.34
Third quarter	$5.48	$3.50
Second quarter	$4.00	$2.56
First quarter	$3.14	$2.66

Year Ended December 31, 2002:
Fourth quarter	$4.27	$2.24
Third quarter	$8.33	$3.71
Second quarter	$11.83	$4.55
First quarter	$22.11	$9.10

The reported last sale price of our common stock on the Nasdaq National Market on February 23, 2004 was $5.36. The approximate number of holders of record of the shares of our common stock was 315 as of February 23, 2004. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record. We estimate that the number of beneficial stockholders of the shares of our common stock as of February 23, 2004 was approximately 11,300.

We have sold and issued no unregistered securities during the period covered by this report. We have not paid any cash dividends on our capital stock during the years 2003 and 2002. For the foreseeable future, we intend to retain our earnings to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”

Equity Compensation Plan Information

The number of shares issuable upon exercise of outstanding stock options, the weighted-average exercise price of the outstanding options, and the number of stock options remaining for future issuance for each of our plans are summarized in the following table as of December 31, 2003. All amounts set forth below have been adjusted to reflect our one-for-seven reverse split of our outstanding shares of our common stock, which was effective on November 13, 2002.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	3,300,000	$5.14	5,437,000
Equity compensation plans not approved by security holders (warrants to non-employees)	477,400	$8.45	—

Total	3,777,400	$5.56	5,437,000

See Note 10 of the Consolidated Financial Statements included elsewhere in this annual report for more detailed information on the stock options and warrants.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data is derived from our consolidated financial statements. This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of Blue Martini Software, Inc. and the notes to consolidated financial statements included elsewhere in this annual report. The consolidated statement of operations data set forth below for each of the years in the three-year period ended December 31, 2003 and the consolidated balance sheet data as of December 31, 2003 and 2002, are derived from, and qualified by reference to, the audited financial statements appearing elsewhere in this annual report. The statement of operations data for the periods ended December 31, 2000 and 1999, and the balance sheet data as of December 31, 2001, 2000 and 1999, are derived from audited financial statements not included herein. All references to earnings per share and the number of common shares reflect the one-for-seven reverse stock split of our outstanding shares of common stock, effected on November 13, 2002.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
License	$11,479	$5,915	$20,438	$42,650	$7,205
Service	21,116	27,708	39,476	31,601	4,027

Total revenues	32,595	33,623	59,914	74,251	11,232

Cost of revenues:
License	1,607	3,812	4,122	3,754	719
Service	13,685	20,164	37,359	34,676	5,480

Total cost of revenues	15,292	23,976	41,481	38,430	6,199

Gross profit	17,303	9,647	18,433	35,821	5,033

Operating expenses:
Sales and marketing	18,732	26,920	46,661	45,962	7,736
Research and development	9,713	13,380	18,623	14,671	7,076
General and administrative	6,786	7,590	10,900	11,449	1,348
Amortization of deferred stock compensation	1,336	(794)	12,014	30,571	—
Impairment of long-lived assets and goodwill	(673)	16,678	—	—	—
In-process research and development	—	800	—	—	—
Restructuring charges	180	6,363	6,257	—	—

Total operating expenses	36,074	70,937	94,455	102,653	16,160

Loss from operations	(18,771)	(61,290)	(76,022)	(66,832)	(11,127)
Interest income and other, net	1,184	2,438	6,418	4,745	253

Net loss	$(17,587)	$(58,852)	$(69,604)	$(62,087)	$(10,874)

Basic and diluted net loss per common share	$(1.61)	$(5.80)	$(7.62)	$(10.63)	$(3.31)

Shares used in computing basic and diluted net loss per common share	10,950	10,140	9,136	5,839	3,281

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$46,188	$60,750	$97,499	$156,341	$12,924
Working capital	37,585	52,035	85,468	129,676	7,708
Total assets	52,080	69,592	122,421	199,824	20,360
Long-term obligations	—	—	—	117	544
Total stockholders’ equity	36,719	51,105	102,462	156,171	10,295

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the section below in the Item 7 entitled “Risk Factors” and our consolidated financial statements and notes thereto.

We provide software designed to enable companies to increase revenues by proactively guiding sales people, channel partners and customers through sales interactions. Our revenues are derived from the licensing of our software and the sale of related services. The license agreement for our software typically provides for an initial fee for use of the software in perpetuity, with use limited by the number of servers (CPUs), business unit, geographic area, brand or other similar limitations. Service revenues are principally derived from consulting services, maintenance and training. Our maintenance agreements typically are payable in advance, entitle customers to receive software updates, maintenance releases and technical support, and have a one-year term. Consulting services and training are generally sold on a time-and-materials basis.

We market our application suite primarily through a direct sales force. We also engage in alliances with systems integrators and technology vendors to assist us in marketing and selling our software and related services. Some of our customers use systems integrators to implement our product, and systems integrators are a significant influence in our customers’ purchasing decisions. We primarily target our products to customers competing in the commercial and consumer markets.

While the majority of our revenues to date have been derived from customers in the United States, international revenues accounted for 23% of our revenues for 2003 and 2002, and 24% for 2001. We believe that international revenues will fluctuate as a percentage of revenues in the near term. Our quarterly operating results have experienced seasonal fluctuations in the past. Quarterly results fluctuate based on several factors, including our customers’ fiscal years, budgeting cycles, sales incentive plans, slow summer purchasing patterns and general economic conditions in markets where we conduct business.

To date, we have derived a significant portion of our revenues from a small number of customers. In 2003, two customers each accounted for more than 10% of consolidated revenues. No single customer accounted for more than 10% of our total revenues for 2002 or 2001. We expect that a small number of customers will continue to account for a substantial portion of our quarterly total revenues. Sales to our ten largest customers accounted for 54% of total revenues in 2003, 42% of revenues in 2002 and 39% of revenues in 2001. The loss of a major potential or existing customer or the delay or cancellation of anticipated significant license contracts would adversely affect our revenues and operating results in a particular quarter. Failure to obtain a significant number of new customers or additional orders from existing customers in any period would adversely affect our business and operating results.

Our operating expenses are based in part on our expectations of future revenues over the long term, and are largely fixed in the short term. As such, a delay in completion of new customer license contracts or the recognition of revenues from one or more license contracts could cause significant variations in our operating results from quarter to quarter and could result in significant variation in our quarterly results of operations.

Overview of 2003

2003 marked an improvement for Blue Martini Software, in that our license revenues increased significantly and our net loss decreased as compared to 2002. We nearly doubled our license revenues to $11.5 million in 2003 from $5.9 million in 2002. We increased the total number of customers that have licensed our software from 140 companies as of December 31, 2002 to over 160 companies as of December 31, 2003. We leveraged our e-commerce heritage to reposition ourselves as a leading provider of “intelligent selling systems,” systems that are designed to enable companies to sell more. We implemented a new go-to-market strategy, allowing us to reach decision-making executives of potential customers. We improved our relationships with our partners, resulting in more significant joint customer wins than in 2002.

Despite these improvements, the weak global economy adversely affected our operating performance during 2003. Throughout much of 2003, 2002 and 2001, economic conditions in the United States and other countries we operated in either deteriorated or stabilized at depressed levels. Further, political uncertainties, including hostilities involving the United States, increased corporations’ general cautiousness in setting their capital spending budgets.

These uncertain and weak economic conditions greatly impacted the information technology industry. Many corporations have increased efforts to identify and realize potential cost savings in these difficult economic times, and as a result, have delayed their information technology spending. In addition, many companies have curtailed their information technology spending due to past capital expenditures anticipating growth that did not materialize.

These factors negatively affected our operations and financial performance. Many of our customers and potential customers have delayed initiating the purchasing process, increased evaluation time to complete a software purchase and reduced their capital expenditure budgets.

We believe that our greatest challenges as a company are to close sales transactions more expeditiously, and to increase our sales pipeline. During 2003, our ability to sell was harmed by turnover in the leadership and staffing of our sales force. In 2004, we need to communicate better to our potential customers the immediate value we believe our solutions offer, we need to provide potential customers with a clear path to achieve that potential value, and we must grow our relationships with consulting and system integrator partners. We also need to increase our sales force productivity and ensure that new members of our sales team become productive within a reasonable period. We also strive to improve our overall performance by strengthening our competitive position, controlling costs, effectively managing our cash flow and better aligning our management and organizational structure to support our sales efforts.

The “Results of Operations” section below discusses our 2003 results in more detail.

Results of Operations

Revenues

License

		% Change		% Change
	2003	2003 to 2002	2002	2002 to 2001	2001
License revenue (in thousands)	$11,479	94%	$5,915	(71)%	$20,438
Percentage of total revenues	35%		18%		34%

The increase in license revenues in dollar terms in 2003 as compared to 2002 was due to an increase in average size of license transactions per customer. Our average size of license transactions per customer more than doubled, from approximately $200,000 in 2002 to approximately $450,000 in 2003. In 2003, we added 20 new customers, comparable with the number of new customers added in 2002. The increased size of license transactions per customer in 2003 compared to 2002 is a result of our segment and vertical focus, our point solution selling strategy, and improved relationships with our business partners.

The decrease in license revenues in 2002 as compared to 2001 was due to a decrease in average size and number of license transactions due in part to the overall global and business conditions that adversely impacted information technology spending, particularly by companies in our target markets. Our business is affected by the economic and business conditions of these target markets and the level of demand for information technology within these industries, resulting in an increase in the average length of our sales cycles, a marked increase in competitive pricing pressure and a decrease in the average revenues derived from license transactions as well as in the total number of such license transactions in 2002 compared to 2001.

In addition, we began offering software products acquired from the Cybrant acquisition in the second quarter of 2002. Because our professional services related to these arrangements were deemed essential to the functionality of the software, we initially accounted for license revenues from the Cybrant software products using the percentage-

of-completion method under Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. In the fourth quarter of 2002, upon repeated successful implementations of the Cybrant application, we determined that our professional services were not essential to the functionality of the software, and as such, in the fourth quarter of 2002, we began to recognize license transactions relating to the Cybrant software products upon delivery, instead of using the percentage-of-completion method, subject to meeting all other revenue recognition criteria.

Although 2003 marked an improvement in our license revenues, customers in our target markets remained cautious with respect to their capital spending. We expect these conditions to persist in the foreseeable future; for that reason, we have adopted strategies that we believe will allow us to maintain or improve our results even if the economic recovery is slow or delayed.

We are committed to improving the performance of our sales operations and continuing to increase our license revenues in 2004. To support our sales efforts, we have eliminated certain positions to create an efficient and effective sales organization and are making changes in both our sales and marketing organizations to achieve a consistent increase of the sales pipeline, consistent increase of pipeline-to-license conversion rates, higher average selling prices, and shorter time frame for new members of our sales force to become productive. These changes will include new sales training programs, better selling methodology and a more targeted approach to partnering, as well as new sales and marketing leadership.

Service

		% Change		% Change
	2003	2003 to 2002	2002	2002 to 2001	2001
Service revenue (in thousands)	$21,116	(24)%	$27,708	(30)%	$39,476
Percentage of total revenues	65%		82%		66%

Service revenues include revenues from consulting (professional services), technical support (maintenance) and to a lesser extent training activities. In absolute dollar terms, services revenues decreased in 2003 from 2002 primarily as a result of driving consulting services to our partners. Our maintenance revenues in 2003 were comparable with 2002.

The decrease in service revenues in dollar terms in 2002 compared to 2001 was due primarily to reductions in both our maintenance revenues and our consulting service engagements. The reduction in maintenance revenue in 2002 was primarily a result of a decrease in new license revenues and a decrease in renewal rates from our existing customer base as customers continued to manage their costs. The reduction in consulting revenues was primarily due to a decrease in the scope and the size of service engagements resulting from an overall reduction in license activities. We expect our service revenues, in dollar terms, to grow in 2004 at a lower rate than the growth in license revenues.

Cost of Revenues

License

		% Change		% Change
	2003	2003 to 2002	2002	2002 to 2001	2001
Cost of license (in thousands)	$1,607	(58)%	$3,812	(8)%	$4,122
Percentage of total revenues	5%		11%		7%

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

Cost of license revenues represented 14% of license revenues in 2003, 64% in 2002 and 20% in 2001. The decrease in costs of license revenues in dollar terms in 2003 from 2002 was due to the decrease in the amortization of purchased intangible assets as we wrote-off the majority of these assets as part of the impairment evaluation in 2002. See impairment discussion below under the heading “Impairment of Long-lived Assets and Goodwill.” The decrease in costs of license revenues in dollar terms in 2002 from 2001 was due to the reduction in royalties expense arising from the reduction in license revenues, which was partially offset by the assets we wrote off as part of the impairment evaluation in 2002.

As of December 31, 2003, all purchased technologies have been fully amortized. Accordingly, based on agreements currently in place, we expect the cost of license revenues in 2004 to be comprised of a fixed amount of $110,000 per quarter and a variable amount estimated to be between 5% and 10% of license revenues for payments required under technology license arrangements.

Service

		% Change		% Change
	2003	2003 to 2002	2002	2002 to 2001	2001
Cost of service (in thousands)	$13,685	(32)%	$20,164	(46)%	$37,359
Percentage of total revenues	42%		60%		62%

Cost of service revenues consists primarily of salaries and other personnel-related expenses, costs of services provided by third-party subcontractors engaged by us, allocated overhead costs, and depreciation of equipment used to provide consulting services, technical support and training. Allocated overhead costs for costs of services and other expense categories include facilities, information systems, and other corporate infrastructure costs. Cost of service revenues represented 65%, 73% and 95% of service revenues for 2003, 2002 and 2001, respectively. The decrease in 2003 from the 2002 and the decrease in 2002 from 2001 resulted primarily from reductions in force and other cost-saving actions implemented in these periods. In addition, in 2003, as part of the allocation of the total credit of $2.1 million arising from the expiration of a potential reimbursement obligation related to a prior executive officer, we recorded a credit of $609,000. (See Note 7 of the Consolidated Financial Statements included elsewhere in this annual report for further discussion.) Because our cost of service revenues are relatively fixed, our cost of services, when expressed as a percentage of related service revenues, may fluctuate in the near term, based primarily on our related service revenues.

Operating Expenses

Sales and Marketing

		% Change		% Change
	2003	2003 to 2002	2002	2002 to 2001	2001
Sales and marketing (in thousands)	$18,732	(30)%	$26,920	(42)%	$46,661
Percentage of total revenues	57%		80%		78%
Headcount	56		75		115

Sales and marketing expenses consist primarily of salaries, commissions, and other personnel-related expenses associated with our direct sales and marketing personnel, allocated overhead costs, and costs of marketing programs including trade shows, advertisements, promotional activities and media events. The 2002 and 2001 expense also included amortization of deferred marketing costs of $2.3 million and $3.5 million, respectively, related to warrants issued to a system integrator. The decreases in 2003 from 2002 and in 2002 from 2001 were due primarily to the reduction in the deferred marketing amortization expense, lower spending on marketing and advertising programs and lower personnel-related expenses resulting from reductions in force and other cost-saving actions. Further, in 2003, as part of the total credit of $2.1 million arising from the expiration of a potential reimbursement obligation related to a prior executive officer, we recorded a credit of $667,000. (See Note 7 of the Consolidated Financial Statements included elsewhere in this annual report for further discussion.) In addition, the unamortized balance of deferred marketing costs of $638,000 was written off as part of the impairment evaluation in 2002. We expect that sales and marketing expenses in 2004 will increase from 2003 reflecting additional variable costs related as we commit to improve our sales operations and continue to increase our license revenues.

Research and Development

		% Change		% Change
	2003	2003 to 2002	2002	2002 to 2001	2001
Research and development (in thousands)	$9,713	(27)%	$13,380	(28)%	$18,623
Percentage of total revenues	30%		40%		31%
Headcount	59		59		77

Research and development expenses consist primarily of salaries and other personnel-related expenses for engineering personnel, allocated overhead costs, costs of contractors, and depreciation of equipment used in the development of our software products. Development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized, subject to recoverability. To date, all costs related to the development of our software have been expensed as incurred. The decrease in 2003 from 2002 was primarily due to the decrease in average headcount in 2003 to 59 compared to 81 in 2002 and a credit of $551,000 arising from the expiration of a potential reimbursement obligation related to a prior executive officer in 2003. The credit of $551,000 is an allocation to research and development of the $2.1 million credit, which is discussed in further detail in Note 7 of the Consolidated Financial Statements included elsewhere in this annual report. The decrease in 2002 from 2001 was primarily due to decreases in personnel-related expenses resulting from reductions in force, which started in 2001 and continued in 2002 and a credit of $500,000 arising from a joint research and development effort with an alliance partner in 2002. We expect that research and development expenses in 2004 will be at a level similar to 2003 as we continue to enhance our suite of applications while at the same time manage our cost structure.

General and Administrative

		% Change		% Change
	2003	2003 to 2002	2002	2002 to 2001	2001
General and administrative (in thousands)	$6,786	(11)%	$7,590	(30)%	$10,900
Percentage of total revenues	21%		23%		18%
Headcount	28		32		40

General and administrative expenses include costs associated with our finance, human resources, legal, and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, provision for doubtful accounts, equipment depreciation, and allocated overhead costs. The decreases in 2003 from 2002 and 2001 were primarily due to the reductions in force, a credit of $232,000 arising from the expiration of a potential reimbursement obligation related to a prior executive officer and other cost-saving actions, which started in 2001 and continued in 2002 and 2003. The credit of $232,000 is an allocation to general and administrative of the $2.1 million total credit, which is discussed further in Note 7 of the Consolidated Financial Statements included elsewhere in this annual report. We expect that general and administrative expenses in 2004 will be at a level similar to 2003.

Stock-Based Compensation

	2003	2002	2001
Stock-based compensation (in thousands)	$1,336	$(794)	$12,014

Stock-based compensation consists of the net amortization of deferred stock compensation relating to stock options that vest over time and the stock-based compensation expense associated with immediately vested stock options and warrants granted to non-employees. Deferred stock compensation represented the difference between the exercise price of stock option grants to employees and the deemed fair market value of our common stock at the time of grant. Deferred stock-based compensation was amortized to expense over the period during which the common stock and stock options vest using an accelerated method allowed by generally accepted accounting principles. The reported expense is net of adjustment for accelerated deferred stock compensation amortization previously recognized for terminated employees. At December 31, 2003, the deferred stock compensation balance had been fully amortized.

We recorded deferred stock compensation of $590,000 and $271,000 in 2002 and 2001, respectively, using the intrinsic value method, which is based on the difference between the exercise price of stock option grants to employees and the deemed fair market value of our common stock at the time of grant. We did not record any deferred stock compensation in 2003. In 2001, we granted immediately vested stock options and warrants to certain non-employees resulting in charges of $56,000, which were valued based on the Black-Scholes option-pricing model.

Deferred stock compensation expense in 2003 included a charge of $319,000 for the variable plan accounting associated with a stock option exchange program initiated in 2002, under which 602,000 outstanding employee stock options with exercise prices at or above $12.39 per share (approximately 92% of the total eligible options) were exchanged for replacement stock options at the fair market value of $3.60 per share, which vested over a five-month period ending in May 2003 and expired in September 2003. The charge reflected the net increase in our stock market price above the option exercise price through the date the underlying options were exercised or expired. As of December 31, 2003, there were no variable stock awards outstanding and we expect no further variable plan award expenses in the near future.

Impairment of Long-Lived Assets and Goodwill. In September 2002, a sharp decline in our stock price resulted in our market capitalization being significantly below our net asset value. We determined that this circumstance triggered a review of our long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, we performed an impairment analysis of our property and equipment, intangible assets and other long-lived assets, other than goodwill, and determined that the carrying amount of property and equipment, intangible assets and other long-lived assets exceeded their respective fair values. As a result, we recorded an impairment charge of approximately $11.1 million. The remaining balances in property and equipment and acquisition-related technology and intangibles are depreciated and amortized, respectively, over their remaining estimated lives, mostly through the end of 2003.

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment if a SFAS No. 144 triggering event has occurred. Accordingly, we performed an impairment analysis of goodwill arising from the Cybrant acquisition. As we have determined that we operate in a single segment with one reporting unit, the fair value of our reporting unit was determined based on our market capitalization on the date of the impairment testing. As a result of this analysis, we wrote off all $5.6 million of goodwill in 2002.

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

The impairment charge to goodwill, other intangible assets and other long-lived assets from the impairment review resulted in a write-off of the net book value as follows (in thousands):

Goodwill	$5,608
Acquisition-related technology	1,350
Other intangible assets	8,220
Property and equipment	1,500

Total	$16,678

Further, in September 2003, we recorded a benefit of $673,000 representing purchase price adjustments resulting from the final resolution of acquisition related costs, acquired liabilities and the retirement of shares held in escrow relating to the Cybrant acquisition.

In-Process Research and Development. Approximately $800,000 of the purchase price in the Cybrant acquisition in April 2002 represented the estimated fair value of acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was charged to expense upon the acquisition date. The value assigned to purchased in-process research and development comprises development projects that were labeled at the acquisition time as versions 4.2 and 5.0 of the Cybrant product that were valued by employment of a discounted cash flow model using discount rate of 35%. Version 4.2 was commercialized in 2002; version 5.0 was commercialized in 2003.

Restructuring Charges

	2003	2002	2001
Restructuring charges (in thousands)	$180	$6,363	$6,257
Decrease in headcount	10	120	200

During 2003, 2002 and 2001, we implemented restructuring plans intended to strengthen our future operating performance and competitive position by preserving cash and reducing costs. As part of these restructurings, we reduced our employee force by approximately 10 employees in 2003, 120 employees in 2002 and approximately 200 employees in 2001. Some of the restructuring actions also included vacating excess facilities. These actions resulted in net restructuring charges of $180,000 in 2003, $6.4 million in 2002 and $6.3 million in 2001.

As of December 31, 2003, the Company has accrued restructuring charges of $2.4 million related to excess facilities, which will be paid through 2006. These accrued charges reflect estimates with respect to the time it will take to sublease the facilities, sublease terms, and sublease rates. Should there be changes in real estate market conditions or should it take longer than expected to find a suitable tenant to sublease the remaining vacant facilities, adjustments to the idle facilities lease losses reserve may be necessary in future periods based upon then current actual events and circumstances. The following tables summarize the activity related to restructuring activities in 2003 and 2002 (in thousands):

	Accrued at December 31, 2002	Total Expense	Non-cash Charges	Cash Payments	Accrued at December 31, 2003
Lease cancellations/idle facility	$3,418	$—	$(173)	$(814)	$2,431
Severance and related charges	58	180	—	(238)	—

	$3,476	$180	$(173)	$(1,052)	$2,431

	Accrued at December 31, 2001	Total Expense	Non-cash Charges	Cash Payments	Accrued at December 31, 2002
Lease cancellations/idle facility	$458	$3,335	$—	$(375)	$3,418
Severance and related charges	18	3,028	(128)	(2,860)	58

	$476	$6,363	$(128)	$(3,235)	$3,476

Interest Income and Other, Net

Interest income and other, net consists of interest income from cash, cash equivalents and short-term investments partially offset by interest expense associated with capital leases and foreign currency transaction gains and losses. Interest income and other, net was $1.2 million, $2.4 million and $6.4 million in 2003, 2002 and 2001, respectively. The decline in interest income in the three years from 2001 to 2003 was primarily due to lower interest rates and the decline in balances of cash, cash equivalents and short-term investments. Foreign currency transaction losses were immaterial in 2003 and 2002 and approximately $300,000 in 2001. We expect interest income to decrease as the amount of cash and cash equivalents available for investment decreases as cash is used in operations and as prevailing interest rates remain low.

Income Taxes

From inception to December 31, 2003, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit. As of December 31, 2003, we had approximately $129 million of federal and $75 million of California state net operating loss carryforwards to offset future taxable income. The federal net operating loss carryforwards will expire in 2019 through 2023. The California net operating loss carryforwards will expire in 2007 through 2013. Because of our limited operating history, our losses incurred to date and the difficulty in forecasting our future results, management does not believe that the realization of the related deferred income tax asset is more likely than not. Therefore, we have recorded a valuation allowance against the net deferred income tax assets.

Quarterly Results of Operations

The following tables set forth consolidated statement of operations data for each of the quarters in the two-year period ended December 31, 2003 (in thousands, except per share data).

	Three Months Ended
	Mar. 31, 2003	Jun. 30, 2003	Sep. 30, 2003	Dec. 31, 2003
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
License	$1,756	$2,510	$4,203	$3,010
Service	5,901	5,363	4,851	5,001

Total revenues	$7,657	$7,873	$9,054	$8,011

Gross profit	$3,222	$3,843	$5,258	$4,980

Net loss	$(5,431)	$(4,749)	$(4,467)	$(2,940)

Basic and diluted net loss per common share	$(0.51)	$(0.45)	$(0.40)	$(0.26)

Shares used in computing basic and diluted net loss per common share	10,550	10,640	11,110	11,490

	Three Months Ended
	Mar. 31, 2002	Jun. 30, 2002	Sep. 30, 2002	Dec. 31, 2002
Revenues:
License	$1,029	$1,584	$1,414	$1,888
Service	7,480	6,940	7,116	6,172

Total revenues	$8,509	$8,524	$8,530	$8,060

Gross profit	$2,666	$1,973	$1,715	$3,293

Net loss	$(7,254)	$(13,086)	$(28,042)	$(10,470)

Basic and diluted net loss per common share	$(0.76)	$(1.28)	$(2.71)	$(1.00)

Shares used in computing basic and diluted net loss per common share	9,560	10,200	10,340	10,450

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

Liquidity and Capital Resources

(in thousands)	2003	2002	2001
Cash and cash equivalents and short term investments	$46,188	$60,750	$97,499
Working capital	37,585	52,035	85,468
Stockholders’ equity	36,719	51,105	102,462

As of December 31, 2003, we had cash, cash equivalents and short-term investments of $46.2 million, down from $60.8 million as of December 31, 2002. Our cash and cash equivalents consist primarily of money market funds, commercial paper and U.S. treasury and government agency securities. All of our investments are classified as “available-for-sale” and carried at fair value based on quoted market prices in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

During 2003, net cash used in operating activities was $15.9 million compared to $35.6 million in 2002 and $51.7 million in 2001. The decreases in net cash used in operating activities in 2003 from 2002 and in 2002 from 2001 were due primarily to the decrease in our net losses in each of the years resulting from extensive headcount reductions and other cost saving actions. These reductions in net losses were partially offset by the reduction of non-cash charges such as depreciation, amortization of deferred stock compensation, restructuring and impairment of long-lived assets and goodwill. Our accounts receivables decreased in 2003 as we proactively managed collections of outstanding balances. Our days sales outstanding in 2003, 2002 and 2001 were 42, 63 and 34 days, respectively, reflecting our efforts.

Net cash provided by investing activities were $21.4 million in 2003 and $31.1 million in 2002, principally related to the net sale of short-term investments partially offset by fixed asset purchases. Net cash provided by investing activities was $21.3 million in 2001, related to the net sale of short-term investments, partially offset by purchase of property and equipment and intangible assets. We do not expect any major capital expenditures in the near future.

Net cash provided by financing activities was $2.9 million in 2003, resulting from proceeds from the issuance of common stock under our employee stock option and stock purchase plans. In 2002, net cash used in financing activities was $394,000 consisting of repayments of debt and capital lease obligations offset by proceeds from the issuance of common stock. Most of the proceeds from the 2003 stock options exercises were related to options from the stock option exchange program instituted in December 2002 that expired in September 2003. (See discussion in Note 10 of the Consolidated Financial Statements included elsewhere herein.) Cash provided by financing activities was $3.2 million in 2001 and principally related to the net proceeds received from the issuance of common stock under our employee stock purchase plan. Depending on the level of employee stock option and purchase activity and the prevailing market price for our stock, net cash provided by or used in financing activities may vary in the near term.

In June 2002, our board of directors authorized the repurchase of up to 5% of our outstanding common stock. As of December 31, 2002, we had repurchased and retired approximately 91,000 shares of our common stock in open market transactions at prevailing market prices for a total cost of approximately $558,000, including commissions. If we repurchase our outstanding common stock, additional cash will be used. Based on current conditions, we do not anticipate repurchasing additional shares under this program in the near term.

We expect that for the foreseeable future, our operating costs and expenses will continue to constitute a significant use of our cash resources. In addition, we may use our cash resources to fund acquisitions or invest in other businesses, technologies or product lines. We currently anticipate that our existing cash resources will be sufficient to meet our presently anticipated operating requirements for at least the next 12 months. We may seek to raise additional funds through public or private debt or equity financing. There can be no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders. If adequate funds are not available on acceptable terms, we could have to accept financing on terms we viewed as unreasonable or that were dilutive to our stockholders, or to pursue alternative options, such as seeking a merger or acquisition, or in the worst case, winding down our operations. If we were to seek additional financing today, we do not believe it would be available on reasonable terms.

The existence or even the anticipation of an uncertain economic environment by potential customers in the markets in which we operate has affected the demand for our applications, caused pricing pressures for our products, increased customer requests for extended payment terms, and impacted our sales activity during 2003, 2002 and 2001, and may continue to do so in future periods, which could in turn affect our liquidity.

Commitments

Our principal commitments as of December 31, 2003 consisted of obligations under operating leases, letter of credit agreements, and royalty agreements. We expect to fulfill our commitments through our working capital.

Letters of Credit. At December 31, 2003, $962,000 of cash equivalents is held in trust as security for a letter of credit for guarantee of lease payments for leased office space. Such cash equivalents will be restricted until the expiration of the lease term in 2006.

Royalties. We license and incorporate into our products technologies from third party software providers. Under the terms of these license agreements, which expire at various dates up to June 2007, we pay royalties at various rates and amounts, generally based on unit sales or revenues. Royalty expense was $1.1 million, $1.5 million and $4.3 million for 2003, 2002 and 2001, respectively.

Aggregate Contractual Obligations. The Company leases certain facilities, including its corporate headquarters, under non-cancelable operating leases. Rent expense for 2003, 2002 and 2001 was $3.2 million, $4.2 million and $7 million, respectively. Future minimum lease payments under operating lease with non-cancelable terms of more than one year as of December 31, 2003 are as follows (including lease commitments reflected in accrued restructuring liabilities on the consolidated balance sheet):

(in thousands)	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$8,567	$3,448	$5,119	$—	$—
Total contractual obligations	$8,567	$3,448	$5,119	$—	$—

Use of Estimates and Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, allowances for doubtful accounts and accrued liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our accounting policies are described in the notes to our financial statements. We have identified the following as critical estimates employed in applying critical accounting policies:

Revenue Recognition. We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended, and recognize revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable. We allocate revenue on software arrangements involving multiple elements to each element based on the residual method prescribed by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Our determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE) for all undelivered elements in the arrangement and the residual value is allocated to the license. We limit our assessment of VSOE for each element, including maintenance, to the price charged when the same element is sold separately. VSOE for maintenance is determined based upon the customer’s annual renewal rates.

We identified two critical accounting estimates with respect to applying our revenue recognition policy in 2003 and in the near future. The first critical accounting estimate relate to determining whether an option provided to the customer to purchase specified software products in the future represents an element of the present arrangement or is a separate arrangement. We evaluate whether these options provide the customer with significant incremental discounts to the optional software. We primarily consider the discount of the optional products relative to the discount of the delivered software products and the price paid by other customers for the same software in similar configurations; however, there is judgment involved in determining whether discounted prices on the optional software are incremental and significant. In cases where the optional software is discounted at a higher rate than the delivered element, we defer some of the revenue related to the delivered element and recognize the deferred revenue when the optional software is delivered or when the option expires. To date, we did not have to defer any such revenues.

The second critical accounting estimate with respect to our revenue recognition policy related to estimating percentage of completion for certain services transactions that require such estimation. We review each transaction at quarter-end and apply an estimate of percentage of completion to the contract amount to determine the appropriate revenue recognition. We calculate the percentage based on contractual milestones met or, when the contract does not involve milestones, on hours incurred relative to total estimated hours to complete a project. We evaluate the reasonableness of our estimates based on the type of services we render and our overall role in a project. In cases where the percentage of completion method is appropriate, the license revenue will be deferred and recognized based on the percentage completion of the project.

Allowance for Doubtful Accounts Receivable. Accounts receivable is recorded net of allowance for doubtful accounts and sales return reserve. We regularly review the adequacy of our accounts receivable allowance and sales return reserve by considering the accounts receivable aging, customer concentrations, the customer’s expected ability to pay, our collection history with each customer, available information regarding customer satisfaction and current economic trends. We review any outstanding past due balances to determine if an allowance is appropriate based on the risk category using the factors discussed above. In addition, we maintain a general allowance for doubtful accounts for all invoices by applying a percentage based on the age category. The allowance for doubtful accounts and the realization reserve represent our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowance or reserve in the future.

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

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We adopted the provision of SFAS No. 149 as of July 1, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial condition or results of operations.

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”, which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition”, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have an impact on the Company’s financial position or results of operations.

Factors That May Impact Future Operating Results

Risks Related To Our Financial Condition

We have incurred losses throughout our operating history. These losses may continue for the foreseeable future, and we may not achieve profitability. In 2003, we incurred net losses of $17.6 million; as of December 31, 2003, we had an accumulated deficit of $220.6 million. We expect to continue to incur losses on both a quarterly and annual basis, and may continue to do so for the foreseeable future. Moreover, we expect to continue to incur significant costs of services and substantial operating expenses. Therefore, we will need to significantly increase our revenues to achieve and maintain profitability and a positive cash flow. We may not be able to generate sufficient revenues to achieve profitability.

Our declining cash balance and volatile stock price have affected our potential and current customers’ and partners’ perception of our viability, which in turn could affect our ability to close sales and partnership transactions. Concerns about our perceived financial viability were a factor in multiple potential and actual customer transactions and partner relationships during 2002 and 2001 and to a lesser extent in 2003. We attribute these concerns primarily to the following: we are not yet profitable and thus must use our cash balance (offset by revenues) to fund our operations; our stock price experienced a dramatic decline from 2001 to 2002; our stock price has been, and continues to be, volatile; and many of our competitors are better funded, more established, or significantly larger than we are. We will continue to use our cash balance (offset by revenues) to fund our operations until we achieve profitability (which may not occur); thus, we expect our cash balance will continue to decline during 2004. Therefore, if these conditions do not improve significantly in the next year, we expect these concerns about our perceived viability to continue.

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

If our application suite does not successfully function for customers with large numbers of transactions, customers or product offerings, we may lose sales and suffer decreased revenues. Our application suite must be able to accommodate a large number of transactions, customers and product offerings. Large-scale usage presents significant technical challenges that are difficult or impossible to predict. To date, our application suite has been deployed on a large scale by only a limited number of customers and, therefore, we can make no assurances that our application suite is able to meet our customers’ demands for large-scale usage. If our customers experience difficulty with our application suite during periods of high traffic or usage, the reputation of our products would suffer and our revenues would be likely to decline accordingly.

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

Risks Related to Our Market and Our Ability to Sell

The current economic downturn has significantly affected demand for our products and services and may continue to adversely impact future revenues. The existence of economic downturns in the markets in which we operate has decreased the demand for our applications, caused pricing pressures for our products, and affected our sales activity during 2001, 2002 and 2003. In 2001, we signed 29 new license contracts, a decrease from 67 new license contracts signed in 2000; in 2002, we signed 21 new license contracts, a further decrease from 2001; and in 2003, we signed 20 new license contracts, comparable to 2002. Due in part to the macroeconomic conditions during 2001, 2002 and 2003, customers reduced their information technology budgets and postponed or cancelled planned projects, including the evaluation and purchase of new applications, upgrades to existing applications, and purchase of related services. As a result, our revenues have been negatively impacted, and may continue to be in the future.

The existence or even the anticipation of an uncertain economic environment by potential customers in the markets in which we operate affected the demand for our applications, caused pricing pressures for our products, increased customer request for extended payment terms, substantially reduced our sales activity during 2001 and 2002, and continued to affect sales in 2003. We expect it will continue to do so in future periods, which could in turn materially reduce our liquidity. In addition, ongoing financial, political, economic, and other uncertainties have further weakened the global economy. Additional terrorist attacks, continued war or increased outsourcing of technology projects overseas could adversely affect our business, including revenues, financial condition, and results of operations.

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

We may not be able compete effectively with current and potential competitors. We compete in the highly competitive CRM market, which is subject to rapid technological change. We believe that our products, which are externally focused on increasing our customers’ sales to their own customers, are fundamentally different from traditional CRM offerings, which focus internally on managing and reporting a customer’s sales efforts and opportunities. We may not be able to articulate the value we believe we offer with sufficient clarity and distinctiveness to generate interest in our target markets. A principal source of competition is the internal information technology departments at potential customers, which may develop systems that provide for some or all of the functionality of our applications. Our products also compete with products, components, or solutions offered by Art Technology Group, Inc., BroadVision, Inc., E.phipany, Inc., Firepond, Inc., Microsoft Corporation, Oracle Corp., PeopleSoft, Inc., SAP AG, Selectica, Inc., Siebel Systems, Inc., Trilogy Software, Inc., Unica Corporation and Vignette Corporation.

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

The sales cycle for our products is long and variable, which makes it difficult to predict our future revenues and may cause our operating results to vary significantly. Our revenues and results of operations are difficult to predict and may fluctuate substantially from quarter to quarter. For example, certain indicators that we relied upon in developing our license revenue forecasts, such as our historical pattern of transaction timing and anticipated sales cycles, did not prove reliable during 2001, 2002 or 2003. During these periods, we continued to see extended sales cycles; our average sales period was six to twelve months in 2001, 2002, and 2003.

The period between initial contact with a prospective customer and the licensing of our application suite varies and can range from three to more than twelve months. Because of this variable sales cycle, the timing of revenues from the licensing of our application suite is difficult to forecast. Factors affecting our sales cycle, many of which are beyond our control, include:

•	Many of our license agreements close within the last few weeks of each quarter;

•	Customers consider a number of factors related to our products and services, as well as our financial condition, before committing to purchase our application suite. As a result, we spend significant time and resources informing prospective customers about our company, application suite, and other offerings, which may not result in a completed transaction but may nonetheless impact our operating margins;

•	The licensing of our application suite is often an enterprise-wide decision by our customers that involves many factors and decision-makers; thus, if our customer’s management, budget, or strategy changes, our ability to conclude license agreements may be affected;

•	Because a substantial portion of our quarterly revenues are derived from a small number of customers, delays in the signing of one or more large license agreements or the loss of a significant customer order may materially affect revenues and our operating results;

•	Due in part to macroeconomic conditions, customers remain cautious about spending, and have increased requests for contract terms that affect our ability to recognize revenue. These conditions may persist in the future;

•	Customer approval processes are unpredictable; delays in approvals, even after selection of a vendor, could impact the timing and amount of revenues recognized in a quarterly period;

•	We have recently changed several aspects of our sales leadership, strategy and process with the intention of improving our sales pipeline and results, including changes in the way we generate leads, hiring of additional salespeople and changes in the way we target and approach accounts. We expect that it may take up to twelve months to see positive results from these changes, although these changes may not show positive results during that period or at all. As a result of these changes, our ability to market and license our software may be limited accordingly; and

•	The number, timing and significance of enhancements to our application suite, and the introduction by us or our competitors, of new software may affect customers’ purchasing decisions.

Because of this variation in sales cycle length, it is difficult for us to predict revenues and thus our operating results could be hard to estimate. For example, if our license results do not meet our internal expectations, our service offerings would be affected (since service revenues lag licenses) and our services revenues would be reduced, which would harm our overall results since service expenses are relatively fixed in the short term.

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

We may not successfully establish ourselves in international markets or generate significant revenues abroad, which could result in slower revenue growth and harm our business. In 2003, we generated approximately 23% of our total revenues from sales outside the United States. We have sales offices in, France, Japan, Netherlands, and the United Kingdom, and have also generated sales in other countries. We may add others in the future. If we are not successful in continuing to license our application suite in international markets, or if we do not increase sales from outside the United States, we could experience slower revenue growth and our business could be harmed. We anticipate devoting additional resources and management attention to expanding international opportunities. Our international expansion carries with it a number of additional challenges, including:

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

Increasing government regulation of personal data, the Internet, imposition of sales and other taxes on products sold by our customers over the Internet and privacy concerns could reduce the license of our application suite and harm our business. Federal, state or foreign agencies may adopt laws or regulations affecting personal data or the use of the Internet as a commercial medium. We expect that laws and regulations relating to user privacy, pricing, content and quality of products and services could indirectly affect our business.

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

Other Risks

Changes in accounting policies created and interpreted by authoritative agencies can have a significant effect on our reported results and may even affect the reporting of transactions completed before a change is announced. We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America or GAAP. These principles are subject to interpretation by the Securities and Exchange Commission and various bodies formed to interpret and create accounting policies. A change in these policies can have a significant effect on our reported results and may even affect the reporting of transactions completed before a change is announced. Our accounting policies that may be affected by changes in the accounting rules are as follows:

•	revenue recognition

•	accounting for business combinations

•	stock-based compensation

•	goodwill and other intangible assets accounting

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

We may have difficulty retaining or recruiting qualified personnel, which could impact the development and license of our application suite. Difficulty in hiring or retaining qualified personnel, or failure by newly hired personnel to develop necessary skills or reach expected levels of productivity, may weaken our ability to develop and market our application suite. Our success also depends on the continued contributions of key engineering, sales and marketing, management, and professional services personnel. In particular, losing the services of Monte Zweben, our Chairman and Chief Executive Officer, would be difficult to replace.

Our ability to increase our sales will depend on our ability to recruit, train and retain top-quality sales people who can target prospective customers’ senior management and generate and service large accounts. In our industry, competition for qualified sales personnel is intense.

Our Chairman and CEO maintains significant control over Blue Martini Software, which may lead to conflicts with other stockholders over corporate strategy and other issues. Our directors, executive officers, and holders of 5% or more of our outstanding common stock owned approximately 41% of our outstanding common stock as of December 31, 2003. Monte Zweben, our Chairman and Chief Executive Officer, together with related entities, owned approximately 32% of our common stock as of this date. These stockholders, acting together, and Mr. Zweben, individually, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and significant corporate transactions such as mergers or other business combination transactions. This control may delay or prevent a third party from acquiring or merging with us.

We have implemented anti-takeover provisions that could discourage or prevent a takeover. Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us. These provisions include:

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

Foreign Currency Exchange

Through December 31, 2003, approximately 77% of our revenues were denominated in United States dollars and were primarily from customers in the United States and Canada, and approximately 23% of our revenues were in various international currencies from various international customers. Our exposure to foreign currency exchange rate changes has not been material. We expect that future license and service revenues will continue to be derived from international markets and may be denominated in the currency of the applicable market. Through December 31, 2003, we have maintained our international operations and have hired personnel in Europe and Asia Pacific. We have incurred limited operating expenses denominated in foreign currencies. Our future operating results may become subject to significant fluctuations based upon changes in the exchange rates of foreign currencies in relation to the United States dollar. In the future, we expect to engage in international sales denominated in both the United States dollar and in foreign currencies. An increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations and, when appropriate, may use economic hedging techniques in the future to minimize the effect of these fluctuations, we can make no assurances that exchange rate fluctuations will not adversely affect our financial results in the future. Through December 31, 2003, the Company had not engaged in foreign currency hedging activities.

Fixed Income Securities

At December 31, 2003, we had an investment portfolio of fixed income securities, including those classified as cash equivalents, of $46.2 million compared to $60.8 million at December 31, 2002. Our exposure to financial market risk, including changes in interest rates, relates primarily to our investment portfolio. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. This exposure is limited by the establishment and strict monitoring of compliance with our investment policy which provides for investments in fixed income securities with maturities not exceeding 18 months. This policy also establishes credit quality standards and limits investment exposure to any one issuer. We do not invest in any derivative instruments. Due mainly to the relatively short-term nature of our available-for-sale investment portfolio, the fair value of our investment portfolio or related income would not be significantly impacted by a 100 basis point increase or decrease in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are submitted as a separate section of this annual report on Form 10-K. See Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Quarterly Evaluation of Our Disclosure Controls and Internal Controls: As of December 31, 2003 (the “Evaluation Date”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (the “Disclosure Controls”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, and our internal controls and procedures for financial reporting (the “Internal Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including our CEO and CFO. Rules adopted by the SEC require that we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

Certifications: Attached as Exhibits 31.1, 31.2 and 32.1 are two separate forms of certifications of the CEO and the CFO. The certifications attached as Exhibits 31.1 and 31.2 are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). The information contained in this Item 9A relates to the Controls Evaluation referred to in the Section 302 Certifications, and should be read with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls over Financial Reporting: Our management, including the CEO and the CFO, and has responsibility for establishing and maintaining adequate disclosure and internal controls over our financial reporting. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures that are designed with the objective of providing reasonable assurance regarding the reliability of financial reporting and include those policies and procedures that provide reasonable assurances that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions and dispositions of assets are properly recorded and reported, all to permit the preparation of our financial statements in conformity with GAAP.

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

Conclusions: Based upon the Controls Evaluation, our CEO and our CFO have concluded that, subject to the limitations noted above, our Disclosure Controls and Internal Controls and procedures are effective in alerting them on a timely basis to material information related to us (including our consolidated subsidiaries) that is required to be included in our reports filed or submitted under the Securities and Exchange Act of 1934, as amended.

Changes in Internal Controls over Financial Reporting: In accordance with SEC requirements, our CEO and CFO note that, during the the quarter ended December 31, 2003, there have been no changes in Internal Controls or in other factors that could materially affect or are reasonably likely to materially affect such controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since we will file a definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 4, 2004, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)	Executive Officers

The following table sets forth certain information regarding our executive officers as of March 11, 2004:

Name	Age	Office(s)
Monte Zweben	40	Chairman and Chief Executive Officer
Eran Pilovsky	43	Chief Financial Officer
Mary Hamershock	41	Vice President, Human Resources
Claire Hough	44	Vice President, Product Development

Monte Zweben has served as our Chairman and Chief Executive Officer since June 1998. From November 1997 to June 1998, Mr. Zweben was an Entrepreneur in Residence at Matrix Partners and Institutional Venture Partners, two venture capital firms. From October 1996 to November 1997, Mr. Zweben was Vice President and General Manager at PeopleSoft, Inc., a provider of enterprise applications. From 1992 to December 1996, Mr. Zweben was Chairman, President and Chief Executive Officer of Red Pepper Software Company. From September 1986 to December 1992, Mr. Zweben was the Deputy Branch Chief of the NASA Ames Research Center’s Artificial Intelligence Branch. Mr. Zweben serves on the board of directors of Advent Software, Inc. and the School of Computer Science at Carnegie-Mellon University. Mr. Zweben has a master’s degree in computer science from Stanford University and a bachelor’s degree in computer science and industrial management from Carnegie-Mellon University.

Eran Pilovsky has served as our Chief Financial Officer since August 2003, having joined the Company as Vice President of Finance in March 2002. Prior to joining Blue Martini Software, from January 2000 to October 2001, Mr. Pilovsky served as Chief Financial Officer of Vyyo, Inc., a NASDAQ-listed supplier of broadband wireless systems. From October 1997 to January 2000, he was a partner with Ernst & Young LLP, having joined Ernst & Young’s audit practice in September 1985. Mr. Pilovsky is a cum laude graduate of the University of San Francisco with a B.S. in Business Administration, and is also a Certified Public Accountant in California.

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

(b)	Directors

The following table sets forth certain information regarding our Board of Directors as of March 11, 2004, and their ages as of such date:

Name	Age	Position
Monte Zweben (1)	40	Chairman
Dennis Carey (1)	57	Director
Mel Friedman (1)(2)(3)(4)(5)	65	Director
Dominic Gallello (3)(4)(5)	49	Director
Amal Johnson (2)	51	Director
Andrew Verhalen (2)	46	Director
Gary A. Wetsel	58	Director
William Zuendt (1)(3)(5)	56	Director

(1)	Member of the Audit Committee of the Board of Directors.
(2)	Member of the Compensation Committee of the Board of Directors.
(3)	Member of the Nominating Committee of the Board of Directors.
(4)	Member of the Litigation Committee of the Board of Directors.
(5)	Member of the Governance Committee of the Board of Directors.

Set forth below is biographical information of the Company’s board of directors, other than Mr. Zweben who is an officer of Blue Martini as well as a director and whose biographical information may be found in the section entitled “Executive Officers” above:

Dennis Carey has served as a director since July 2002. Mr. Carey is executive vice president of Motorola, Inc. and president and chief executive officer of Motorola’s Integrated Electronic Systems Sector. Previously, Mr. Carey served as executive vice president of business development, strategy and corporate operations for The Home Depot, Inc. (“Home Depot”) from May 2001 to March 2002. He joined Home Depot in May 1998 as executive vice president and chief financial officer and served in that capacity until May 2001. From 1994 to 1998, Mr. Carey was employed by AT&T Corp. (“AT&T”) in several roles, most recently as vice president and general manager, corporate productivity and mergers and acquisitions from December 1996 to May 1998 and, prior to that, as vice president and chief financial officer for international operations from January 1996 to December 1996.

Mel Friedman has served as a director since May 2002. Mr. Friedman retired in 2002 from Sun Microsystems Inc. (“Sun”), where his most recent position was senior vice president of customer advocacy. Mr. Friedman has served in several other high-level roles for Sun, including president of Sun’s Microelectronics division, vice president of worldwide operations for Sun’s systems operation, vice president of west coast operations, and vice president of supply management, since joining the company in 1989. Mr. Friedman is also currently a director of Electroglas, Inc.

Dominic Gallello has served as a director since April 2003. Since September 2003, Mr. Gallello has served as chief executive officer of Graphisoft. From October 2002 to April 2003, Mr. Gallello served as executive vice president, Corporate Development for Macromedia, Inc. Mr. Gallello joined Macromedia in October 2001, initially responsible for Macromedia’s Rich Media Division and serving as executive vice president, Products from June 2002 until October 2002. Before joining Macromedia, Mr. Gallello served as chief executive officer of RedSpark, Inc., a provider of enterprise supply chain software, from its May 2000 inception as a spinoff of Autodesk Inc. to October 2001. Mr. Gallello joined Autodesk in 1992 and served in a number of executive positions there, including vice president of Asia-Pacific, vice president of the Manufacturing Solutions Group, and executive vice president of the Design Solutions Group.

Amal Johnson has served as a director since January 2004. Ms. Johnson is currently a venture partner of Lightspeed Venture Partners, focusing on enterprise software and infrastructure, having joined as a general partner in 1999. Previously, Ms. Johnson was president of Baan Supply Chain Solutions from January 1998 to December 1998, president of Baan Affiliates from January 1997 to December 1997, and president of Baan Americas from October 1994 to December 1996. Prior to that, Ms. Johnson served as president of ASK Manufacturing Systems August 1993 to July 1994 and held executive positions at IBM 1987 to June 1993. Ms. Johnson serves on the boards of MAE Software, Inc. and Alibris.

Andrew Verhalen has served as a director since January 1999. Mr. Verhalen has been a general partner of entities associated with Matrix Partners since April 1992. From 1986 to 1991, Mr. Verhalen served as a divisional vice president and general manager at 3Com Corporation. Mr. Verhalen currently serves on the board of directors of Digital Fountain, Inc. and Onetta, Inc.

Gary A. Wetsel has served as a director since March 2004. Since April 2002, Mr. Wetsel has served as executive vice president, chief financial officer and chief administrative officer of Aspect Communications Corp. From February 2000 to April 2002, Mr. Wetsel served as vice president and chief financial officer for Zhone Technologies, Inc. From 1998 to February 2000, Mr. Wetsel served as president and chief executive officer of Warpspeed Communication Corp. Before Warpspeed, Mr. Wetsel held senior executive positions with several high tech companies, including Wyse Technologies, Inc., Borland International, Inc., Octel Communications Corporation, Ungermann-Bass, Inc., and Rolm Corporation.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the section entitled “Certain Transactions” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the section entitled “Principal Accounting Fees and Services” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this annual report:

1.	Financial Statements

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

On October 21, 2003, the Registrant filed a Current Report on Form 8-K relating to the Registrant’s press release announcing financial results for the third quarter 2003.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (11)

3.3	Amended and Restated Bylaws of the Registrant. (2)

4.1	Specimen Stock Certificate following one-for-seven reverse split on November 13, 2002. (11)

10.1	2000 Equity Incentive Plan, as amended. (9)

10.2	2000 Employee Stock Purchase Plan, as amended. (4)

10.3	2000 Non-Employee Directors’ Stock Option Plan, as amended. (12)

10.4	Commercial Office Lease Agreement by and between Peninsula Office Park Associates, L.P. and Registrant, as amended. (3)

10.5	Agreement and Plan of Merger by and between the Registrant and Blue Martini LLC dated January 12, 1999. (3)

10.7	Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers. (3)

10.8	License and Marketing Agreement by and between the Registrant and Neuron Data, Inc., now Blaze Software, Inc., dated March 31, 1999, as amended. (3)

10.9	Blue Martini Software Training Facility Agreement between the Registrant and Diversified Computer Consultants of California, Inc., dated March 1, 2000. (3)

10.10	First Amendment to Lease between Peninsula Office Park Associates, L.P., and Registrant, dated May 12, 1999. (5)

10.11	Second Amendment to Lease between Peninsula Office Park Associates, L.P., and Registrant, dated August 5, 1999. (5)

10.12	Third Amendment to Lease between Peninsula Office Park Associates, L.P., and Registrant, dated January 11, 2000. (5)

10.13	Blue Martini Software Training Facility Agreement between Diversified Computer Consultants, LLC and Registrant, dated September 13, 2000. (5)

10.14	Fourth Amendment to Lease between Peninsula Office Park Associates, L.P., and Registrant, dated December 20, 2000. (4)

10.15	Fifth Amendment to Lease between Peninsula Office Park Associates, L.P., and Registrant, dated February 16, 2001. (4)

10.16	Amendment to the License and Marketing Agreement by and between the Registrant and Neuron Data, Inc., now Blaze Software, Inc., dated December 22, 2000. +(4)

10.18	Agreement and Plan of Merger and Reorganization, dated as of April 16, 2002, by and among Blue Martini and The Cybrant Corp. (7)

10.19	Separation Agreement by and between the Registrant and Michael Borman dated October 9, 2002. (8)

10.20	Agreement by and between the Registrant and Monte Zweben dated October 17, 2002. (8)

10.21	Agreement by and between the Registrant and Robert E. Cell dated October 17, 2002. (8)

10.22	Offer to Exchange Outstanding Options, dated November 4, 2002. (9)

10.23	Agreement by and between the Registrant and Mary Hamershock dated October 17, 2002. (11)

10.24	Agreement by and between the Registrant and Claire Hough dated November 1, 2002. (11)

10.25	Agreement by and between the Registrant and Dave Buchanan dated April 16, 2002. (11)

10.26	Agreement by and between eePrise, Inc. (subsequently The Cybrant Corp.) and Array Technology ApS, dated July 26, 1999. +(11)

10.27	Agreement by and between the Registrant and Array Technology A/S, dated October 1, 2002 +(11)

21.1	Subsidiaries of the Registrant. (10)

23.1	Consent of KPMG LLP. (13)

24.1	Power of Attorney is contained on the signature pages.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (13)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (13)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. (13)

+	Confidential treatment requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
1	Filed in the Registrant’s Form 10-Q for the six-month period ended June 30, 2000, and incorporated herein by reference.
2	Filed in the Registrant’s Registration Statement on Form S-8 (No. 333-55374), and incorporated herein by reference.
3	Filed in the Registrant’s Registration Statement on Form S-1 (No. 333-36062), as amended, and incorporated herein by reference.
4	Filed in the Registrant’s Form 10-K for the twelve-month period ended December 31, 2000, and incorporated herein by reference.
5	Filed in the Registrant’s Form 10-Q for the nine-month period ended September 30, 2000, and incorporated herein by reference.
6	Filed in the Registrant’s Form 10-K for the twelve-month period ended December 31, 2001, and incorporated herein by reference.
7	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 1, 2002, and incorporated herein by reference.
8	Filed in the Registrant’s Form 10-Q for the nine-month period ended September 30, 2002, and incorporated herein by reference.
9	Filed under Exhibit number 99(a)(1)(A) to the Schedule TO filed with the Securities and Exchange Commission on November 4, 2002, and incorporated herein by reference.

10	Filed under Exhibit number 99(d)(1) to Amendment No. 2 to the Schedule TO filed with the Securities and Exchange Commission on December 13, 2002.
11	Filed in the Registrant’s Form 10-K for the twelve-month period ended December 31, 2002, and incorporated herein by reference.
12	Filed in the Registrant’s Amendment No.1 to Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 2, 2003, and incorporated herein by reference.
13	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2004.

BLUE MARTINI SOFTWARE, INC.

By:	/s/ MONTE ZWEBEN
Monte Zweben
Chairman and
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Monte Zweben and Eran Pilovsky, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by ours said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MONTE ZWEBEN Monte Zweben	Chairman and Chief Executive Officer (Principal Executive Officer)	March 11, 2004

/s/ ERAN PILOVSKY Eran Pilovsky.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2004

/s/ DENNIS J. CAREY Dennis J. Carey	Director	March 11, 2004

/s/ MEL FRIEDMAN Mel Friedman	Director	March 11, 2004

/s/ DOMINIC GALLELLO Dominic Gallello	Director	March 11, 2004

/s/ AMAL JOHNSON Amal Johnson	Director	March 11, 2004

/s/ ANDREW W. VERHALEN Andrew W. Verhalen	Director	March 11, 2004

* Gary A. Wetsel	Director	March 11, 2004

/s/ WILLIAM F. ZUENDT William F. Zuendt	Director	March 11, 2004

*	Joined the board on March 5, 2004.

FINANCIAL STATEMENTS

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

The Stockholders and Board of Directors

Blue Martini Software, Inc.:

We have audited the accompanying consolidated balance sheets of Blue Martini Software, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Martini Software, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year-period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Mountain View, California

January 20, 2004

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $962 in 2003 and $1,357 in 2002	$15,323	$7,729
Short-term investments	30,865	53,021
Accounts receivable, net of allowance of $604 in 2003 and $701 in 2002	3,787	5,766
Prepaid expenses and other current assets	1,334	1,575

Total current assets	51,309	68,091
Property and equipment, net	469	599
Intangible assets and other, net	302	902

Total assets	$52,080	$69,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$891	$706
Accrued employee compensation	2,951	5,603
Other current liabilities	4,216	5,396
Accrued restructuring charges	794	1,045
Deferred revenues	4,872	3,306

Total current liabilities	13,724	16,056

Accrued restructuring charges, less current portion	1,637	2,431

Total liabilities	15,361	18,487

Stockholders’ equity:
Common stock; $0.001 par value; 500,000 shares authorized; 11,542 and 10,564 shares issued and outstanding, respectively	12	11
Additional paid-in-capital	258,143	255,290
Deferred stock compensation	—	(1,311)
Accumulated other comprehensive income (loss)	(850)	114
Accumulated deficit	(220,586)	(202,999)

Total stockholders’ equity	36,719	51,105

Total liabilities and stockholders’ equity	$52,080	$69,592

See accompanying notes to consolidated financial statements.

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Revenues:
License	$11,479	$5,915	$20,438
Service	21,116	27,708	39,476

Total revenues	32,595	33,623	59,914
Cost of revenues:
License	1,607	3,812	4,122
Service*	13,685	20,164	37,359

Total cost of revenues	15,292	23,976	41,481

Gross profit	17,303	9,647	18,433

Operating expenses:
Sales and marketing*	18,732	26,920	46,661
Research and development*	9,713	13,380	18,623
General and administrative*	6,786	7,590	10,900
Amortization of deferred stock compensation	1,336	(794)	12,014
Impairment of long-lived assets and goodwill	(673)	16,678	—
In-process research and development	—	800	—
Restructuring charges	180	6,363	6,257

Total operating expenses	36,074	70,937	94,455

Loss from operations	(18,771)	(61,290)	(76,022)
Interest income and other, net	1,184	2,438	6,418

Net loss	$(17,587)	$(58,852)	$(69,604)

Basic and diluted net loss per common share	$(1.61)	$(5.80)	$(7.62)

Shares used in computing basic and diluted net loss per common share	10,950	10,140	9,136

* Amounts exclude amortization of deferred stock compensation as follows:
Cost of service revenues	$277	$166	$3,732
Sales and marketing	$105	$(358)	$1,982
Research and development	$292	$123	$1,425
General and administrative	$662	$(725)	$4,875

See accompanying notes to consolidated financial statements.

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

Years Ended December 31, 2003, 2002 and 2001

(In thousands)

	Common Stock		Additional Paid-In Capital	Deferred Stock Compen- sation	Accumulated Other Comp- rehensive Income	Accumu- lated Deficit	Total Stock- holders’ Equity	Compre- hensive Loss
	Shares	Amount
Balances, December 31, 2000	9,854	$11	$261,001	$(30,580)	$282	$(74,543)	$156,171
Net loss						(69,604)	(69,604)	$(69,604)
Net foreign currency translation gain					178		178	178

Net unrealized gain in investments					135		135	135

Total comprehensive loss								$(69,291)

Issuance of common stock	193	1	4,001	(271)	—	—	3,731
Repurchases of common stock	(271)	(2)	(325)	—	—	—	(327)
Amortization of deferred stock compensation	—	—	—	11,888	—	—	11,888
Forfeiture of stock options due to employee terminations	—	—	(10,963)	10,963	—	—	—
Non-employee stock-based compensation	—	—	126	—	—	—	126
Modification of common stock warrant issued in connection with marketing agreement	—	—	164	—	—	—	164

Balances, December 31, 2001	9,776	10	254,004	(8,000)	595	(144,147)	102,462
Net loss	—	—	—	—	—	(58,852)	(58,852)	$(58,852)
Net foreign currency translation loss	—	—	—	—	(293)	—	(293)	(293)

Net unrealized loss in investments	—	—	—	—	(188)	—	(188)	(188)

Total comprehensive loss								$(59,333)

Issuance of common stock	320	—	1,970	—	—	—	1,970
Issuance of common stock (non-cash)	60	—	197	—	—	—	197
Repurchases of common stock	(167)	—	(662)	—	—	—	(662)
Forfeiture of stock options due to employee terminations	—	—	(8,073)	8,073	—	—	—
Amortization of deferred stock compensation	—	—	—	(794)	—	—	(794)
Deferred compensation relating to stock options	—	—	590	(590)	—	—	—
Issuance of stock and warrants for Cybrant acquisition	575	1	7,034	—	—	—	7,035
Issuance of warrants to non-employee	—	—	230	—	—	—	230

Balances, December 31, 2002	10,564	11	255,290	(1,311)	114	(202,999)	51,105
Net loss	—	—	—	—	—	(17,587)	(17,587)	$(17,587)
Net foreign currency translation loss	—	—	—	—	(755)	—	(755)	(755)
Net unrealized loss in investments	—	—	—	—	(209)	—	(209)	(209)

Total comprehensive loss								$(18,551)

Issuance of common stock	1,030	1	2,965	—	—	—	2,966
Repurchases of common stock	(32)	—	(51)	—	—	—	(51)
Issuance/retirement of shares held in escrow relating to the acquisition	(20)	—	(86)	—	—	—	(86)
Forfeiture of stock options due to employee terminations	—	—	(294)	294	—	—	—
Stock compensation expense relating to variable plan accounting	—	—	319	—	—	—	319
Amortization of deferred stock compensation	—	—	—	1,017	—	—	1,017

Balances, December 31, 2003	11,542	$12	$258,143	$—	$(850)	$(220,586)	$36,719

See accompanying notes to consolidated financial statements.

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2003	2002	2001
Operating activities:
Net loss	$(17,587)	$(58,852)	$(69,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment and amortization of intangible assets and other	1,231	7,934	12,907
Amortization of deferred stock compensation	1,336	(794)	12,014
Provision for doubtful accounts	(97)	190	1,410
Impairment of long-lived assets and goodwill	(673)	16,678	638
In-process research and development	—	800	—
Non-cash restructuring charges	—	128	2,107
Changes in operating assets and liabilities:
Accounts receivable	2,076	(73)	5,794
Prepaid expenses and other current assets	241	1,112	2,770
Accounts payable, accrued employee compensation, accrued restructuring charges and other current liabilities	(4,019)	(794)	(9,516)
Deferred revenues	1,566	(1,912)	(10,188)

Net cash used in operating activities	(15,926)	(35,583)	(51,668)

Cash flows from investing activities:
Cash acquired in acquisition	—	152	—
Purchases of property and equipment	(586)	(443)	(5,407)
Purchases of intangible assets	—	—	(4,250)
Purchases of short-term investments	(92,180)	(43,771)	(143,427)
Sales and maturities of short-term investments	114,126	75,116	174,408

Net cash provided by investing activities	21,360	31,054	21,324

Cash flows from financing activities:
Net proceeds from issuance of common stock	2,966	1,970	3,731
Repurchases of common stock	(51)	(662)	(327)
Repayment of debt and capital lease obligations	—	(1,702)	(216)

Net cash provided by (used in) financing activities	2,915	(394)	3,188

Effect of exchange rate changes on cash	(755)	(293)	—

Net increase (decrease) in cash and cash equivalents	7,594	(5,216)	(27,156)
Cash and cash equivalents at beginning of period	7,729	12,945	40,101

Cash and cash equivalents at end of period	$15,323	$7,729	$12,945

Supplemental disclosure of non-cash investing and financing activities:
Deferred stock compensation, net of forfeitures	$(294)	$8,240	$(10,692)

Issuance/retirement of common stock and warrants for Cybrant Corp.	$(86)	$7,035	$—

Warrants issued in connection with lease financing and marketing arrangement	$—	$—	$164

Warrants issued in connection with marketing agreement	$—	$230	$—

Stock issued to a terminated executive	$—	$192	$—

See accompanying notes to consolidated financial statements.

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

The Company: Blue Martini Software, Inc. (the “Company”) provides software designed to enable companies to sell more, by proactively guiding salespeople, partners, and customers through selling interactions, as well as services related to the implementation and maintenance of the software.

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

Revenue Recognition: The Company derives its revenues from licenses of its software products and the related professional services and customer support (maintenance) services. The Company’s standard license agreements provide for an initial fee for use of the Company’s products in perpetuity, typically limited to a number of servers (CPUs), business units, geographies, brands or other similar limitations. The Company sells its suite of applications through a direct sales force. The Company licenses its software in multiple element arrangements in which typically the customer purchases a combination of software and maintenance. In a typical arrangement, professional services are sold separately and are not considered essential to the functionality of the software.

The Company recognizes revenue in accordance with SOP 97-2, Software Revenue Recognition, as amended, and recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable. The Company defines each of these four criteria as follows:

Persuasive evidence of an arrangement exists. It is the Company’s policy to have a written contract signed by both the customer and the Company.

Delivery has occurred. The Company’s software is electronically delivered to the customer. Delivery is deemed to have occurred upon notification to the customer of a user ID and password for download of the software from a secure server.

The fee is fixed or determinable. The Company’s policy is not to provide customers the right to a refund of any portion of its license fees. If an arrangement fee is not considered fixed or determinable, revenue is recognized as payments become due.

Collectibility is probable. Collectibility is assessed on a customer-by-customer basis and the Company’s experience in certain geographies. Customers are subjected to a credit review process, which evaluates the customers’ financial positions and ultimately their ability to pay. If it is determined from the outset of an arrangement that collectibility is not probable based upon the Company’s credit review process, revenue is recognized on a cash-collected basis. Based on the Company’s limited experience in certain geographies and where creditworthiness may be difficult to ascertain, the Company recognizes revenue from these geographies upon cash collection.

The Company allocates revenue on software arrangements involving multiple elements to each element based on the residual value method prescribed by SOP 89-9. Under the residual method, if VSOE of fair value exists for all undelivered elements, but does not exist for the delivered element, revenue is allocated to the undelivered elements base on VSOE of fair market value and the residual is allocated to the delivered element. The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. The Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenue to maintenance and technical support services, professional services and training components of its perpetual license arrangements. The Company sells its professional services and training separately, and has established VSOE on this basis. VSOE for maintenance is determined based upon the customer’s annual renewal rates. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method. Fees for maintenance are deferred and recognized ratably over the term of the support period.

The Company’s professional services generally are not essential to the functionality of the software. The Company’s suite of applications is fully functional upon delivery and implementation and does not require any significant modification or alteration. Customers purchase the Company’s professional services to facilitate the implementation of the Company’s technology but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are negotiated independently from professional services, which may be based on a time-and-materials, milestone-achieved or fixed fee basis. The Company generally recognizes revenue from professional services as the services are performed. For fixed-fee and milestone-based projects, the Company makes ongoing assessments throughout the duration of each engagement as to whether a loss will be incurred on a project. Losses on projects are recognized in the period identified.

After the completion of its acquisition of Cybrant in April 2002, the Company began offering Cybrant’s software products for sale. Because the Company’s professional services related to these arrangements were deemed essential to the functionality of the software, the Company initially accounted for license revenues from the Cybrant software products using the percentage of completion method under SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. In the fourth quarter of 2002, upon repeated successful implementations of the Cybrant application, it was determined that the Company’s professional services were not essential to the functionality of the software. Therefore, the Company began to recognize license transactions closed in the fourth quarter of 2002 relating to the Cybrant software products upon delivery instead of using the percentage of completion method, subject to all other revenue recognition criteria.

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

Deferred revenues generally result from the following: deferred maintenance, cash received for professional services not yet rendered and license revenues relating to arrangements where the Company has received cash and the revenue is not yet recognizable.

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

The Company’s investments are classified as “available-for-sale” and are carried at fair value based on quoted market prices. The Company has the intent to maintain a liquid portfolio and has the ability to redeem its investments at their carrying amounts. Therefore, all investments are classified as short-term. These investments consist of fixed-income securities that include commercial paper, corporate bonds and notes, U.S. treasury securities, US government agency securities and asset-backed securities. Unrealized holding gains and losses are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on the specific identification basis. The Company reviews its investments in marketable securities on a regular basis to determine whether or not each security has experienced an other-than-temporary decline in fair value. The Company considers the security issuer’s cash position, earnings/revenue outlook, liquidity and management/ownership, among other things, in its review. If the Company concludes that an other-than-temporary decline exists in its marketable equity securities, the Company writes down the investment to the market value and records the related write-down as an investment loss on its consolidated statement of operations. To date the Company has not recorded any such investment losses.

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

Long-lived Assets and Other Intangible Assets: In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

Restructuring: The Company’s restructuring charges are comprised primarily of: (1) severance and associated employee termination costs resulting from the Company’s reduction of workforce; and (2) lease termination costs and other costs related to excess facilities. These charges were incurred pursuant to formal plans developed by management and accounted for in accordance with SEC SAB No.100 “Restructuring and Impairment Charges” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supercedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The recognition of restructuring charges requires the Company’s management to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned restructuring activity, including estimating the time it will take to sublease excess facilities and determining sublease terms and rates. The Company evaluates the remaining accrued balances to ensure their adequacy and the utilization of the provisions are for their intended purposes in accordance with developed restructuring plans.

Advertising: The Company expenses advertising costs as incurred. Advertising costs included in sales and marketing expense in the accompanying consolidated statements of operations for 2003, 2002, and 2001 were $71,000 $70,000 and $2.2 million, respectively. In 2001, advertising agency fees and production costs in the amounts of $560,000 were paid to a firm whose chairman and chief creative officer was also a member of the Company’s board of directors. In 2001, the Company reimbursed this firm for third-party direct advertising placement fees of approximately $4.5 million. The Company did not have any such transactions in 2003 and 2002.

Product Warranty: The Company provides its customers with a limited warranty on its software products. Such warranties are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies”. To date the Company has not incurred any costs related to warranty obligations. The Company’s software license agreements generally include an indemnification provision for claims from third parties relating to the company’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5. The indemnification may be limited to a portion of the amount paid by the customer. To date, claims under such indemnification provisions have not been significant.

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

Stock-Based Compensation: The Company has employee stock benefit plans, which are described more fully in “Note 10: Stockholders’ Equity.” The Company has adopted the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, which amended SFAS 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 148, the Company accounted for stock option plans under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25.”

Under APB Opinion No. 25, compensation expense for stock options is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. SFAS No. 148 defines a fair value method of accounting for an employee stock option or similar equity investment. The Company discloses the pro forma net loss as if the fair value method had been adopted.

With the Company’s adoption of the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods.

Foreign Currency: The financial statements of foreign subsidiaries are measured using the local currency of the subsidiary as the functional currency. Accordingly, assets and liabilities of the subsidiaries are translated at current rates of exchange at the balance sheet date and all revenue and expense items are translated using average exchange rates. The resultant losses from translation at December 31, 2003 and 2002 were ($754,000) and ($293,000), respectively.

Foreign transaction gains and losses are included in interest income and other, net, and, were not material for the years ended December 2003, 2002 and 2001. In addition, the Company did not hold any foreign currency derivative instruments at December 31, 2003, 2002 and 2001.

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

The Company has adopted the disclosure-only provisions of SFAS 148 (enter title of SFAS), which amended SFAS No. 123, “Accounting for Stock-Based Compensation.” The following table shows the Company’s net loss for 2003, 2002 and 2001 had the Company applied the fair value recognition provisions of SFAS No. 148 (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002	2001
Net loss, as reported	$(17,587)	$(58,852)	$(69,604)
Add (Deduct): Stock-based employee compensation included in reported net loss	1,336	(794)	12,014
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(5,790)	(6,968)	(26,588)

Pro forma net loss	$(22,041)	$(66,614)	$(84,178)

Earnings per share:
Basic and diluted - as reported	$(1.61)	$(5.80)	$(7.62)

Basic and diluted - as pro forma	$(2.01)	$(6.57)	$(9.21)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with no expected dividends and using the following assumptions: expected four-year lives for all options issued in 2001, expected lives ranging from five months to four years for options granted in 2002 and expected lives of 3.7 years for options granted in 2003; 46%, 95% and 100% expected volatility for 2003, 2002 and 2001, respectively; and average risk-free interest rate of 3.2%, 2.7%, and 4.4% for the years 2003, 2002, and 2001, respectively. Under SFAS No. 123, the weighted-average fair values of options granted were $1.76, $1.98, and $2.70, for 2003, 2002, and 2001, respectively.

Under SFAS No. 123, the weighted-average fair values of common stock purchase rights (per-share) granted under the 2000 Employee Stock Purchase Plan were $1.09, $2.44 and $0.15 for 2003, 2002 and 2001, respectively. The fair value of stock purchased under the Employee Stock Purchase Plan was estimated on the dates of grant using the Black-Scholes option-pricing model with no expected dividends and using the following assumptions: expected lives of six months to two years; 65% expected volatility for 2003, 95% for 2002 and 100% for 2001; and average risk-free interest rate of 2.64%, 2% and 2.54% for the years 2003, 2002 and 2001, respectively.

The weighted-average number of shares of restricted stock subject to repurchase for 2003, 2002, and 2001 were approximately 20,000, 87,000, and 347,000, respectively.

The following potential common shares outstanding have been excluded from the calculation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive (in thousands):

	December 31,
	2003	2002	2001
Shares issuable under stock options	3,300	3,807	2,030
Shares of restricted stock subject to repurchase	20	87	347
Shares issuable pursuant to warrants	477	442	153

The weighted-average exercise prices of stock options were $5.14, $6.25 and $33.67 at December 31, 2003, 2002, and 2001, respectively. The weighted-average purchase prices of restricted stock were $16.92, $7.21 and $3.52 at December 31, 2003, 2002 and 2001, respectively. The average exercise prices of outstanding warrants were $8.45 at December 31, 2003 and 2002 and $9.13 at December 31, 2001.

Common Stock Split: On November 13, 2002, the Company completed a one-for-seven reverse stock split of the common stock affecting all outstanding shares of common stock, stock options and warrants of the Company. All references in the accompanying consolidated financial statements and notes thereto to earnings per share and the number of common shares have been retroactively adjusted to reflect the reverse stock split.

Recent Accounting Pronouncements: In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company adopted the provision of SFAS No. 149 as of July 1, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial condition or results of operations.

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”, which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition”, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have an impact on the Company’s financial position or results of operations.

2. Cybrant Acquisition

In April 2002, Blue Martini completed its acquisition of The Cybrant Corp. (“Cybrant”). Cybrant’s products enabled its customers to automate complex selling processes and solve complex business problems internally through the use of the software’s solutions architecture. Through the acquisition, the Company fortified its manufacturing and retail industry solutions by adding Cybrant’s interactive selling suite to its existing applications. The operating results of Cybrant have been included with the Company’s results beginning with the date of acquisition.

The purchase price was approximately $7.6 million, comprised of (1) approximately 575,000 shares of common stock valued at $1.58 per share based on the average market price of Blue Martini’s common stock over a five-day period including the two days before and the two days after the day the terms of the acquisition were agreed to and announced, (2) warrants exchanged for the purchase of approximately 73,000 shares of common stock at a price of $6.44 per share, expiring in January and March 2007, and (3) $552,000 in costs related to the transaction and exit activities. The amounts and components of the purchase price are presented below (in thousands):

Fair value of common stock issued	$6,363
Fair value of warrants exchanged	672
Restructuring and exit costs	352
Acquisition-related costs	200

$7,587

The purchase price was allocated to assets and liabilities acquired, based on a valuation analysis. Approximately 20% of the shares issued in the Merger were set aside in an escrow arrangement pending resolution of general representations and warranties.

Approximately $800,000 of the purchase price represented the estimated fair value of acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately charged to expense upon the acquisition date and was included in the accompanying statements of operations for the year ended December 31, 2002. The value assigned to purchased in-process research and development was comprised of development projects that were labeled at the acquisition time as Versions 4.2 and 5.0 of the Cybrant product. The estimated fair value of these projects was determined by employment of a discounted cash flow model using a discount rate of 35%. The discount rates used take into consideration the stage of completion and the risks surrounding the successful development and commercialization of each of the purchased in-process research and development projects that were valued. The acquired in-process technology “Version 4.2” was commercialized in 2002. The acquired in-process technology “Version 5.0” was commercialized in 2003.

The purchased technology and other intangible assets were being amortized to expense over two years assuming no residual value. Goodwill arising from the acquisition was attributable to the expected synergies in combining product lines. The amount assigned to goodwill was not subject to amortization. See Note 6 for a discussion of the subsequent write-off of goodwill and the majority of the intangible assets due to impairment.

The following condensed balance sheet discloses the amounts assigned to the acquired assets and liabilities as of the acquisition date (in thousands):

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

In September 2003, the Company recorded a benefit of $673,000 representing purchase price adjustments resulting from the final resolution of acquisition related costs, acquired liabilities, and the retirement of shares held in escrow.

3. Short-Term Investments

The following is a summary of short-term investments (in thousands):

	December 31, 2003
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term Investments:
Corporate obligations	$8,164	$4	$—	$8,168
US treasury and government agency securities	22,608	17	(2)	22,623
Asset-back securities	74	—	—	74

	$30,846	$21	$(2)	$30,865

	December 31, 2002
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term Investments:
Corporate obligations	$34,280	$129	$(5)	$34,404
US treasury and government agency securities	16,592	84	—	16,676
Asset-back securities	1,920	21	—	1,941

	$52,792	$234	$(5)	$53,021

Realized gains and losses from the sales of short-term and long-term investments for the years 2003, 2002, and 2001 were not material.

4. Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	December 31,
	2003	2002
Accounts receivable	$4,221	$5,704
Unbilled receivables	170	763

	4,391	6,467
Allowance for doubtful accounts	(604)	(701)

	$3,787	$5,766

Additions to the allowance of doubtful accounts in 2003, 2002 and 2001 were $100,000, $200,000 and $1.4 million, respectively. Write-offs of accounts receivable in 2003, 2002 and 2001 were $197,000, $10,000, and $1.8 million, respectively.

5. Property and Equipment

Property and equipment, excluding fully depreciated items, consisted of the following (in thousands):

	December 31,
	2003	2002
Computer equipment	$1,255	$543
Furniture and office equipment	—	126

	1,255	669
Less: accumulated depreciation and amortization	(786)	(70)

	$469	$599

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

In 2002, the Company performed an impairment analysis of its property and equipment and determined the carrying amount exceeded its fair value. As a result of this analysis, the Company wrote off $1.5 million of property and equipment in fiscal 2002. See Note 6 for further discussion.

6. Long-lived Assets and Other Intangibles, Net

Intangible assets and other, net consisted of the following (in thousands):

	December 31,
	2003	2002
Purchased software licenses and patents	$600	$600
Other	302	422

	902	1,022
Less accumulated amortization	(600)	(120)

	$302	$902

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

SFAS 142, “Goodwill and Other Intangible Assets” requires that goodwill be tested for impairment if a SFAS No. 144 triggering event has occurred. Accordingly, the Company performed an impairment analysis of its goodwill arising from the Cybrant acquisition. As the Company has determined that it operates in a single segment with one reporting unit, the fair value of its reporting unit was determined based on the Company’s market capitalization on the date of the impairment testing. As a result of this analysis, the Company wrote off all $5.6 million of goodwill at September 30, 2002.

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

The remaining balances in property and equipment and acquisition-related technology and intangibles are being depreciated and amortized, respectively, over their remaining estimated lives.

In addition to the above adjustments to long-lived assets, goodwill and other intangible assets, the Company also accelerated the amortization of $638,000 relating to technology rights in the form of prepaid royalties based on a reduced estimate of useful lives for these assets in 2002.

7. Accrued Employee Compensation

In December 2001, in connection with the employment agreement for one executive officer of the Company, a contingent liability to the executive’s former employer related to the reimbursement of deferred compensation amounting to $2.1 million was included in accrued employee compensation as of December 31, 2002 and 2001. The executive officer’s employment with the Company terminated in 2002, and the executive officer resumed employment with his former employer. As of December 31, 2003, the Company’s potential obligation relating to the employment agreement had expired, and the $2.1 million accrual, which was allocated between cost of service revenue and operating expenses, was reversed in the accompanying Statement of Operations for the year ended December 31, 2003.

8. Restructuring Charges

The Company implemented restructuring plans in 2001, 2002 and 2003, intended to strengthen the Company’s future operating performance and competitive position by preserving cash and reducing costs. As part of these restructurings, the Company reduced its employee force. The restructuring actions in 2003 and 2002 also included vacating excess facilities. These actions resulted in a net restructuring charge of $180,000 in 2003 $6.4 million in 2002, and $6.3 million in 2001.

As of December 31, 2003, the Company has accrued restructuring charges of $2.4 million related to excess facilities, which will be paid through 2006. These accrued charges reflect estimates with respect to the time it will take to sublease the facilities, sublease terms, and sublease rates. Should there be changes in real estate market conditions or should it take longer than expected to find a suitable tenant to sublease the remaining vacant facilities, adjustments to the idle facilities lease losses reserve may be necessary in future periods based upon then current actual events and circumstances. The following tables summarize the activity related to restructuring activities in 2003 and 2002 (in thousands):

	Accrued at December 31, 2002	Total Expense	Non-cash Charges	Cash Payments	Accrued at December 31, 2003
Lease cancellations/idle facility	$3,418	$—	$(173)	$(814)	$2,431
Severance and related charges	58	180	—	(238)	—

	$3,476	$180	$(173)	$(1,052)	$2,431

	Accrued at December 31, 2001	Total Expense	Non-cash Charges	Cash Payments	Accrued at December 31, 2002
Lease cancellations/idle facility	$458	$3,335	$—	$(375)	$3,418
Severance and related charges	18	3,028	(128)	(2,860)	58

	$476	$6,363	$(128)	$(3,235)	$3,476

9. Commitments and Contingencies

Lease Commitments: The Company leases certain facilities, including its corporate headquarters, under non-cancelable operating leases. Rent expense for 2003, 2002 and 2001 was $3.2 million, $4.2 million and $7 million, respectively. Future minimum lease payments under operating lease with non-cancelable terms of more than one year as of December 31, 2003 are as follows (excluding lease commitments reflected in accrued restructuring liabilities on the balance sheet) (in thousands):

Year Ending December 31,
2004	$2,509
2005	2,348
2006	840

Total	$5,697

Letters of Credit: The Company maintains a letter of credit from a financial institution totaling $866,000 at December 31, 2003 in lieu of security deposits to secure facility lease obligations. No amounts have been drawn against the letter of credit. The Company pledged $962,000 and $1.4 million as of December 31, 2003 and 2002, respectively, of cash equivalents held in trust as security for the letters of credit.

Royalties: The Company licenses technologies from third party software providers that are incorporated into the Company’s product. Under the terms of these license agreements, which expire at various dates up to June 2007, the Company pays royalties at various rates and amounts, generally based on revenues. Royalty expense was $1.1 million, $1.5 million and $4.3 million for 2003, 2002 and 2001, respectively. Such costs are included in the cost of license revenues (for new licenses sold) and in cost of service revenues (for maintenance contracts sold).

Legal Actions: The Company is subject to legal proceedings and claims, asserted or unasserted, that are in the ordinary course of business. The Company cannot predict the outcome of these proceedings and claims or the possible impact on the Company.

10. Stockholders’ Equity

Common Stock: Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors subject to the rights of holders of all classes of stock having priority rights as to dividends. No cash dividends have been declared or paid through December 31, 2003.

Common Stock Repurchase Program: In June 2002, the Company’s board of directors authorized the repurchase of up to 5% of the Company’s outstanding common stock. As of December 31, 2002, the Company had repurchased and retired 91,000 shares of its common stock under this repurchase program in open market transactions at prevailing market prices for a total cost of approximately $558,000, including commissions. The company did not repurchase shares under this program in 2003.

Warrants: The Company issued warrants in 1999 thru 2002 in connection with marketing arrangements, leases, alliance agreement, executive searches and the Cybrant acquisition. The following table lists details relating to the warrants.

Agreements with Warrants	Issue Date	Expiration Date	Shares	Price
Lease	12/1/99	1/1/10	6,400	$10.50
Marketing and business development	4/17/00	4/17/08	43,000	$35.00
Marketing and business development	9/28/01	4/17/08	300,000	$5.46
Executive search firm	10/25/01	10/25/06	12,000	$7.70
Strategic alliance	6/30/02	6/30/10	43,000	$6.16
Landlord - Cybrant acquisition	3/10/02	3/20/07	53,000	$6.44
Financial institution - Cybrant acquisition	1/23/00	1/23/07	20,000	$6.44

			477,400

The fair value of the warrants was calculated based upon the Black-Scholes option pricing model using the fair value of the underlying common stock and assumptions on dividends, contractual life, risk free interest rate and expected volatility.

Stock Plans

2000 Equity Incentive Plan: The Company was initially authorized to issue up to 4.3 million shares in connection with the Equity Incentive Plan (“Incentive Plan”) to employees and consultants. For a period of ten years commencing on January 1, 2001, the share reserve will increase automatically each January 1st by the greater of 5% of the Company’s “diluted shares outstanding” (as defined by the plan), or the number of shares granted under the Incentive Plan during the prior twelve-month period. The Incentive Plan provides for the issuance of stock purchase rights, common stock, incentive stock options or non-statutory stock options. At December 31, 2003, a total of 5.4 million shares were available for future issuance under the Incentive Plan.

The stock purchase rights are subject to a restricted stock purchase agreement whereby the Company has the right to repurchase the stock upon the voluntary or involuntary termination of the purchaser’s employment from the Company at the original issuance price. The Company’s repurchase right lapses at a rate determined by the board of directors, but at a minimum rate of 25% per year. As of December 31, 2003, approximately 20,000 shares of common stock, which have been issued to employees upon the exercise of unvested options, are subject to repurchase, at a weighted-average repurchase price of $16.92 per share.

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

2000 Non-Employee Directors’ Stock Option Plan: Under the 2000 Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”) approximately 43,000 common shares were originally reserved for issuance. For a period of ten years commencing on January 1, 2001, the share reserve will increase automatically each January 1st by the greater of 0.25% of the Company’s “diluted shares outstanding” (as defined by the plan) or the number of shares granted under the Directors’ Plan during the prior twelve-month period. In March 2003, the Company’s board of directors authorized the submission of proposed amendments including increasing the shares reserved for the plan by 300,000. In June 2003, the Company’s stockholders approved the amendments by a majority vote. As of December 31, 2003, a total of 291,000 shares were available for future issuance under the Directors’ Plan.

The following table summarizes plan activity for all plans (in thousands, except for per share amounts):

	Year Ended December 31,
	2003		2002		2001
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price
Outstanding, beginning of year	3,807	$6.25	2,030	$33.69	1,239	$62.02
Granted	1,594	3.44	3,574	3.53	1,542	23.80
Exercised	(790)	3.04	(66)	9.01	(31)	33.04
Canceled	(1,311)	7.56	(1,731)	32.70	(720)	62.30

Outstanding, end of year	3,300	$5.14	3,807	$6.25	2,030	$33.67

Exercisable, end of year	1,544	$7.20	481	$26.05	799	$37.80

Weighted-average fair value of options granted with exercise prices equal to fair value at date of grant	1,594	$3.44	3,459	$3.64	1,542	$18.90

Weighted-average fair value of options granted with exercise price less than fair value at date of grant	—	$—	115	$0.07	—	$—

The following table summarizes information about stock options as of December 31, 2003 (option amounts in thousands):

Options Outstanding				Options Exercisable
Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 0.07 - $1.75	47	7.95	$0.35	47	$0.35
$ 2.52 - $2.76	1,590	5.25	2.58	719	2.53
$ 3.00 - $5.04	932	9.3	3.73	162	3.79
$ 5.25 - $6.44	472	8.59	6.28	363	6.39
$ 7.63 - $15.26	159	6.75	10.13	153	10.10
$17.50 - $42.00	91	6.33	40.57	91	40.57
$63.00 - $140.00	9	6.54	126.61	9	126.61

	3,300	7.01	$5.14	1,544	$7.20

Stock Options Exchange Program: On December 4, 2002, the Company completed a stock option exchange program. Under the program, all outstanding employee stock options with exercise prices at or above $12.39 per share were eligible to be exchanged on a one-for-one basis for stock options to purchase common stock with an exercise price set at the fair market value of the Company’s common stock at the end of the offer period, which was $3.60. The Company’s Chief Executive Officer, Chief Financial Officer and directors were not eligible to participate in the program. Pursuant to this program, options for 602,000 shares were exchanged and reflected in the above table as both cancellations and grants. These replacement stock options vested in equal monthly installments over a five-month period ending in May 2003 and expired in September 2003. Approximately 92% of the total eligible options were exchanged for replacement stock options; the balance was not exchanged. The Company accounted for the replacement options as well as any eligible stock options that were not replaced under the variable plan accounting method in accordance with Accounting Principles Bulletin (“APB”) No. 25. Under variable plan accounting, the Company recorded compensation expense during the term of the stock options to the extent there was a net increase in the Company’s stock market price above $3.60, fair market value exercise price of the replacement stock options. As of September 2003, variable accounting for these stock options resulted in a $319,000 compensation expense reflecting the net increase in the Company’s stock market price above the option exercise price through the date the underlying options were exercised or expired. As of December 31, 2003, there were no variable stock awards outstanding.

2000 Employee Stock Purchase Plan: Under the 2000 Employee Stock Purchase Plan approximately 571,000 shares were initially reserved for issuance. For a period of ten years commencing on January 1, 2001, the share reserve will increase automatically each January 1st by the greater of 2.5% of the Company’s “diluted shares outstanding” (as defined by the plan) or the number of shares granted under the Employee Stock Purchase Plan during the prior twelve-month period. The 2000 Employee Stock Purchase Plan contains successive six-month offering periods and the share price of stock purchased under the plan is 85% of the lower of the fair value of the common stock either at the beginning or the end of the period. Shares of common stock issued under the Purchase Plan totaled 239,000 in 2003, 254,000 in 2002 and 127,000 in 2001.

Stock-Based Compensation: During 2002, the Company issued options to certain employees under the Incentive Plan with exercise prices below the fair value of the common stock at the date of grant. No options with exercise prices below the fair values of the common stock were issued in 2003 and 2001. In accordance with the requirements of APB No. 25, the Company has recorded deferred stock compensation for the differences between the exercise price of the options and the fair value of the Company’s stock at the date of grant. The Company recorded deferred stock compensation of $590,000 for 2002. The deferred stock compensation was amortized to expense over the period during which the options vest, generally four years using a method consistent with FASB Interpretation No. 28 (“FIN 28”). Under the FIN 28 method, each vested tranche of options is accounted for as a separate option grant awarded. Accordingly, the compensation expense is recognized over the period during which the services have been provided. During 2003, 2002 and 2001, the Company also recorded approximately $294,000, $8.1 million and $11 million against deferred stock compensation related to the forfeiture of unvested stock options of terminated employees. The balance of deferred stock compensation was fully amortized as of December 31, 2003.

In November 2001, the Company issued approximately 35,000 shares of unrestricted common stock to an executive officer under the Incentive Plan. At the date of issuance, the Company recorded deferred stock compensation of $271,000, which was fully amortized by December 31, 2002. Amortization for 2002 and 2001 were $171,000 and $100,000, respectively. In October 2002, 59,509 shares of unrestricted common stock were issued to the same executive officer as part of a termination agreement.

In 2001, the Company granted approximately 3,000 immediately vested and exercisable common stock options to non-employees and recorded related stock-based compensation of $56,000. The recorded amounts reflect the fair value of these stock options at their respective grant dates, calculated based upon the Black-Scholes option pricing model using the fair values of the underlying common stock on the grant dates and the following weighted-average assumptions: no dividends; contractual life of 10 years; risk-free interest rate of 5.0%, for 2001 and, expected volatility of 100% for 2001. There were no grants of stock options to non-employees in 2002.

11. Income Taxes

For financial reporting purposes, net loss includes the following components for the years ended December 31, 2001, 2002 and 2003 (in thousands):

	Year Ended December 31,
	2003	2002	2001
Domestic	$(16,746)	$(55,627)	$(56,755)
Foreign	(841)	(3,225)	(12,849)

	$(17,587)	$(58,852)	$(69,604)

As of December 31, 2003, the Company has net operating loss carryforwards for federal and California income tax purposes of approximately $129 million and $75 million, respectively, available to reduce future income subject to income taxes. The federal net operating loss carryforwards will expire in 2019 through 2023. The California net operating loss carryforwards will expire 2007 through 2013.

The 2003 income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following (in thousands):

	Year Ended December 31,
	2003	2002	2001
Federal tax at statutory rate	$(6,157)	$(20,599)	$(24,362)
Net operating losses not benefited	6,104	14,906	18,461
Deferred compensation	—	—	5,376
Impairment of intangibles	—	5,350	—
Other	53	343	525

	$—	$—	$—

The types of temporary differences that give rise to significant portion of the Company’s deferred tax assets and liabilities are set out below (in thousands):

	Year Ended December 31,
	2003	2002
Deferred tax assets:
Accruals and reserves	$4,016	$2,635
Plant and equipment	1,477	2,143
Net operating loss carryforwards	49,513	40,910
Other capitalized costs	2,003	2,105
Capitalized R&D Expenditure	1,110	—
Credit carryforwards	4,924	3,844

Total deferred tax assets	63,043	51,637
Less: valuation allowance	(63,043)	(51,637)

Net deferred tax assets	$—	$—

Management has established a valuation allowance for the portion of deferred tax assets for which realization is uncertain. The change in the total valuation allowance for 2003, 2002, and 2001 were increases of $11.4 million, $13.9 million and $22.3 million, respectively.

The valuation allowance of approximately $63 million attributable to total deferred tax assets as of December 31, 2003 includes approximately $984,000 related to the exercise of stock options. Upon reversal of this portion of the valuation allowance, the tax benefit thus realized will be credited to stockholders’ equity.

As of December 31, 2003, the Company has available for carryover research and experimental credits for federal and California income tax purposes of approximately $3.3 million and $2.6 million respectively, available to reduce future income taxes. The federal research and experimental tax credits will expire, if not utilized, beginning in the year 2019. California research and experimental tax credits carry forward indefinitely until utilized.

The Tax Reform Act of 1986 imposes restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” as defined by the Internal Revenue Code. The Company’s ability to utilize its net operating loss and credits carryforwards is subject to restriction pursuant to these provisions.

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

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Europe and Asia Pacific. Information regarding the Company’s revenues in different geographic regions is as follows:

	Year Ended December 31,
	2003	2002	2001
Revenues:
North America	77%	77%	76%
Europe	20%	16%	22%
Asia	3%	7%	2%

	100%	100%	100%

Significant customer information is as follows: For 2003, two customers each accounted for $4.3 million and $4.2 million of total consolidated revenues or more than 10% of consolidated revenues; and in 2002 and 2001, no individual customer accounted for more than 10% of consolidated revenues. At December 31, 2003 and 2002, two and three customers each, respectively, accounted from more than 10% of net accounts receivable outstanding. At December 31, 2001, no individual customer accounted for more than 10% of net accounts receivable outstanding.

During 2001, one of the Company’s directors was also on the board of directors of one of the Company’s customers. This customer accounted for less than 1% of Company revenues and 2001. The director resigned from the Company in 2001.

During 2002 and 2001, a customer for which another of the Company’s directors served as an executive officer accounted for approximately 1% of revenues in 2001 and less than 1% of revenues in 2002. The Company director resigned from the board in October 2002.