Form 10-K/A
period 2003-12-31
BLUE MARTINI SOFTWARE INC
filed 2004-03-24
CIK 1077814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the annual report on Form 10-K for Blue Martini Software, Inc. for the fiscal year ended December 31, 2003, amends our original Form 10-K filed with the Securities and Exchange Commission on March 15, 2004 (the “Original Report”). The purpose of this amendment is to correct a typographical error contained in Part III, Item 10 of the Original Report relating to the composition of our board committees. The amendment does not change the financial statements or other financial disclosures contained in the Original Report.

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

(b)	Directors

The following table sets forth certain information regarding our Board of Directors as of March 11, 2004, and their ages as of such date:

Name	Age	Position
Monte Zweben	40	Chairman
Dennis Carey (1)	57	Director
Mel Friedman (1)(2)(3)(4)(5)	65	Director
Dominic Gallello (3)(4)(5)	49	Director
Amal Johnson (2)	51	Director
Andrew Verhalen (2)	46	Director
Gary A. Wetsel (1)	58	Director
William Zuendt (1)(3)(5)	56	Director

(1)	Member of the Audit Committee of the Board of Directors.
(2)	Member of the Compensation Committee of the Board of Directors.
(3)	Member of the Nominating Committee of the Board of Directors.
(4)	Member of the Litigation Committee of the Board of Directors.
(5)	Member of the Governance Committee of the Board of Directors.

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

The other information required by this Item is incorporated by reference to the section entitled “Election of Directors” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The exhibits in the accompanying Exhibit Index are filed as part of this annual report.

EXHIBIT INDEX

Exhibit Number	Description

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2004.

BLUE MARTINI SOFTWARE, INC.

By:	/s/ MONTE ZWEBEN
Monte Zweben
Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MONTE ZWEBEN Monte Zweben	Chairman and Chief Executive Officer (Principal Executive Officer)	March 24, 2004

/s/ ERAN PILOVSKY Eran Pilovsky	Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2004

* Dennis J. Carey	Director	March 24, 2004

* Mel Friedman	Director	March 24, 2004

* Dominic Gallello	Director	March 24, 2004

* Amal Johnson	Director	March 24, 2004

* Andrew W. Verhalen	Director	March 24, 2004

** Gary A. Wetsel	Director

* William F. Zuendt	Director	March 24, 2004

*	By:	/s/ MONTE ZWEBEN

Monte Zweben Attorney-in-Fact

**	Joined the board on March 5, 2004.