Form 10-Q
period 2004-03-31
BLUE MARTINI SOFTWARE INC
filed 2004-05-10
CIK 1077814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

As of April 29, 2003, there were approximately 12,072,334 shares of the Registrant’s common stock outstanding.

BLUE MARTINI SOFTWARE, INC.

PART I.    FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BLUE MARTINI SOFTWARE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $940 in 2004 and $962 in 2003	$9,743	$15,323
Short-term investments	32,044	30,865
Accounts receivable, net of allowance of $604 in 2004 and 2003	4,810	3,787
Prepaid expenses and other current assets	1,433	1,334

Total current assets	48,030	51,309
Property and equipment, net	397	469
Other assets	302	302

Total assets	$48,729	$52,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$583	$891
Accrued employee compensation	2,868	2,951
Other accrued liabilities	4,210	4,216
Accrued restructuring charges	794	794
Deferred revenues	4,474	4,872

Total current liabilities	12,929	13,724
Accrued restructuring, less current portion	1,392	1,637

Total liabilities	14,321	15,361

Stockholders’ equity:
Common stock, $0.001 par value, authorized 500,000 shares authorized; 11,950 in 2004 and 11,542 in 2003 shares issued and outstanding	259,292	258,155
Accumulated other comprehensive loss	(987)	(850)
Accumulated deficit	(223,897)	(220,586)

Total stockholders’ equity	34,408	36,719

Total liabilities and stockholders’ equity	$48,729	$52,080

See accompanying notes to condensed consolidated financial statements.

BLUE MARTINI SOFTWARE, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues:
License	$3,350	$1,756
Service	5,544	5,901

Total revenues	8,894	7,657
Cost of revenues:
License	263	318
Service*	3,093	4,117

Total cost of revenues	3,356	4,435

Gross profit	5,538	3,222

Operating expenses:
Sales and marketing*	4,942	4,253
Research and development*	2,459	2,484
General and administrative*	1,581	1,804
Amortization of deferred stock compensation	96	468

Total operating expenses	9,078	9,009

Loss from operations	(3,540)	(5,787)
Interest income and other, net	229	356

Net loss	$(3,311)	$(5,431)

Basic and diluted net loss per common share	$(0.28)	$(0.51)

Shares used in computing basic and diluted net loss per common share	11,780	10,550

*	Amounts exclude amortization of deferred stock compensation for the three months ended March 31, 2004 and 2003 as follows:

Cost of service revenues: $0 in 2004; $128 in 2003.

Sales and marketing: $96 in 2004; $(9) in 2003.

Research and development: $0 in 2004; $105 in 2003.

General and administrative: $0 in 2004; $244 in 2003.

See accompanying notes to condensed consolidated financial statements.

BLUE MARTINI SOFTWARE, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Operating activities:
Net loss	$(3,311)	$(5,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment and amortization of intangible and other assets	104	332
Amortization of deferred stock compensation	96	468
Changes in operating assets and liabilities:
Accounts receivable	(1,023)	184
Prepaid expenses and other current assets	(99)	524
Accrued restructuring charges	(245)	(378)
Accounts payable, accrued employee compensation and other accrued liabilities	(397)	(1,132)
Deferred revenues	(398)	849

Net cash used in operating activities	(5,273)	(4,584)

Cash flows from investing activities:
Purchases of property and equipment	(32)	(202)
Purchases of short-term investments	(17,715)	(19,096)
Sales and maturities of short-term investments	16,537	30,843

Net cash provided by (used in) investing activities	(1,210)	11,545

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,041	238

Net cash provided by financing activities	1,041	238

Effect of exchange rate changes on cash and cash equivalents	(138)	(252)

Net increase (decrease) in cash and cash equivalents	(5,580)	6,947
Cash and cash equivalents at beginning of period	15,323	7,729

Cash and cash equivalents at end of period	$9,743	$14,676

See accompanying notes to condensed consolidated financial statements.

BLUE MARTINI SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the entire year ending December 31, 2004.

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

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Blue Martini Software, Inc. (“Blue Martini” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004 and a subsequent Form 10-K/A filed on March 24, 2004.

Note 2.    Letter of Credit

The Company obtained a letter of credit totaling $1.2 million as of December 31, 2002 in lieu of security deposits to secure facility lease obligations. As of March 31, 2004, the remaining balance on the letter of credit was $847,000, and the Company pledged $940,000 of cash equivalents as security for the letter of credit.

Note 3.    Restructuring Charges

In 2003 and 2002, the Company implemented various restructuring plans that resulted in reductions in force. The following table summarizes the activities related to accrued restructuring charges (in thousands) for the three months ended March 31, 2004:

	Accrued at December 31, 2003	Expense	Cash Payments	Accrued at March 31, 2004
Lease cancellations	$2,431	$—	$(245)	$2,186

	$2,431	$—	$(245)	$2,186

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

	Three Months Ended March 31,
	2004	2003
Net loss	$(3,311)	$(5,431)
Unrealized gains (losses) on available-for-sale investments, net of tax	1	(96)
Change in accumulated translation adjustment	(138)	(252)

Comprehensive net loss	$(3,448)	$(5,779)

Note 6.    Net Loss Per Common Share

The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2004	2003
Shares issuable under stock options	3,585	3,370
Shares of restricted stock subject to repurchase	19	46
Shares issuable pursuant to warrants	477	477
Weighted average exercise price of stock options, restricted stock subject to repurchase and warrants	$6.02	$5.54

Note 7.    Legal Actions

The Company is subject to legal proceedings and claims, asserted or unasserted, that are in the ordinary course of business and has not booked a loss accrual. The Company cannot predict the outcome of these proceedings and claims or the possible impact on the Company. Please refer to Part II, Item 1, Legal Proceedings, for further discussion of these proceedings and claims.

Note 8.    Stock Option Plans and Accounting for Stock-Based Compensation

Stock Option Plans

Description of Plans. The Company’s stock option program consists of two plans: the 2000 Equity Incentive Plan and the 2000 Non-Employee Directors’ Stock Option Plan. Stock options granted under these plans expire no later than ten years from the grant date and generally vest over two to four years. The Incentive Plan is administered by our board of directors, which has the authority to designate participants and to determine the number and type of options to be granted, the time when options become exercisable, the method of payment and any other terms or conditions of the options. The Directors’ Plan designates participants and specifies the number, type, term and pricing of options granted, the exercisability and vesting schedule of such options, the method of payment and other terms and conditions. The Directors’ Plan is administered by our board of directors, which has the authority to determine provisions of options only to the extent not specified in the

BLUE MARTINI SOFTWARE, INC.

Notes To Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Directors’ Plan. Please refer to Note 10, Stockholders’ Equity, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for further information regarding the Company’s Stock Plans.

The following table summarizes plan activity for the three months ended March 31, 2004 (in thousands, except per share amounts):

	Shares Available for Grant	Number of Options	Wtd. Avg. Exercise Price per Share
Balances, December 31, 2003	5,427	3,310	$5.14
Additional shares authorized	1,594	—	—
Granted	(967)	967	5.53
Exercised	—	(228)	2.50
Repurchases	—	—	—
Cancelled	464	(464)	3.37

Balances, March 31, 2004	6,518	3,585	$5.64

Exercisable, March 31, 2004	1,560

Weighted-average fair value of options granted with exercise prices equal to fair value at date of grant	—	967	$5.53

The following table summarizes information about stock options as of March 31, 2004 (option amounts in thousands):

Options Outstanding				Options Exercisable
Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.07 - $1.75	37	7.59	$0.42	37	$0.42
$2.52	928	3.55	2.52	631	2.52
$2.56 - $3.87	821	8.98	3.46	197	3.51
$3.94 - $5.31	340	9.52	4.80	71	5.27
$5.59	729	9.92	5.59	—	—
$5.75 - $7.70	516	8.48	6.35	414	6.45
$10.50 - $140.00	214	6.15	28.26	210	28.53

	3,585	7.56	$5.64	1,560	$7.28

BLUE MARTINI SOFTWARE, INC.

Notes To Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Accounting for Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, which amended SFAS 123, “Accounting for Stock-Based Compensation”, as of December 31, 2002. As permitted under SFAS 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Net loss, as reported	$(3,311)	$(5,431)
Add: Stock-based employee compensation included in reported loss	96	468
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(434)	(3,619)

Pro forma net loss	$(3,649)	$(8,582)

Net loss per share:
Basic and diluted—as reported	$(0.28)	$(0.51)

Basic and diluted—pro forma	$(0.31)	$(0.81)

Shares	11,780	10,550

For the above calculation, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with no expected dividends. The risk-free interest rate used is the U.S. Treasury bill rates for the relevant expected useful lives. The Company estimated the expected useful lives based on vesting and purchase periods and terms of the options. The expected volatility was based on the historical volatility of the Company’s stock equal to the expected lives of the options. The following table shows the weighted average assumptions for stock options:

	Three Months Ended March 31,
	2004	2003
Risk-free interest rate	2.0%	3.2%
Expected life (in years)	3.05	3.50
Expected volatility	47%	76%

Stock options granted for the three months ended March 31, 2004 and 2003 had estimated fair values of $1.86 and $1.46, respectively, as calculated using the Black-Scholes option valuation model.

BLUE MARTINI SOFTWARE, INC.

Notes To Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The weighted average fair values of common stock purchase rights (per-share) granted under the 2000 Employee Stock Purchase Plan were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for purchases:

	Three Months Ended March 31,
	2004	2003
Risk-free interest rate	1.9%	2.3%
Expected life (in years)	0.51	0.86
Expected volatility	49%	50%

The weighted average estimated fair values of the common stock purchase rights granted under the 2000 Employee Stock Purchase Plan were $1.33 and $1.40 for the three months ended March 31, 2004 and 2003, respectively.

Note 9.    Significant Customer Information

For the three months ended March 31, 2004, one customer, Masco Corporation, accounted for more than 10% of total revenues. Three customers namely, Computacenter Ltd., Federated Systems Group and Royal Doulton each accounted for more than 10% of net accounts receivable; combined, they accounted for 39% of net accounts receivable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Blue Martini should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “can,” “may,” “believe,” “designated to,” “will,” “expect,” “plan,” “anticipate,” “estimate,” “potential,” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including those under Item 2 in the section entitled “Risk Factors” and elsewhere in this quarterly report and the risk factors fully described under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2003. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statement or risk factors, unless we are required to do so by law.

Overview

We provide sales optimization systems designed to enable companies to increase revenues by guiding salespeople, channel partners, and customers through sales interactions. Our revenues are derived from the licensing of our software and the sale of related services. The license agreement for our software typically provides for an initial fee to use the software in perpetuity, with use limited by the number of servers (CPUs), business unit, geographic area, brand or other similar limitations. Service revenues are principally derived from consulting services, maintenance and training. Our maintenance agreements are typically payable in advance, entitle customers to receive software updates, maintenance releases and technical support, and typically have a one-year term. Consulting services and training are generally sold on a time-and-materials basis.

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

While our revenues to date have been derived principally from customers in the United States, international revenues accounted for 34% of our revenues for the three months ended March 31, 2004. We believe that international revenues may represent a significant portion of our total revenues in the future but may continue to fluctuate as a percentage of revenues in the near term due to variability in the number and size of our license deals and related service engagements. Our quarterly operating results have experienced seasonal fluctuations in the past and may continue to fluctuate based on several factors, including our customers’ budgeting cycles, sales incentive plans, slow summer purchasing patterns and general economic conditions in markets where we conduct business.

To date, we have derived a significant portion of our revenues from a small number of customers. The loss of a major customer or the delay or cancellation of anticipated significant license contracts would adversely affect our revenues and operating results in a particular quarterly period. Failure to obtain a significant number of new customers or additional orders from existing customers in any period would adversely affect our business and operating results. For the three months ended March 31, 2004, one customer, Masco Corporation, accounted for more than 10% of total revenues. Three customers namely, Computacenter Ltd., Federated Systems Group and Royal Doulton each accounted for more than 10% of net accounts receivable; combined, they accounted for 39% of net accounts receivable. See Note 9, Significant Customer Information, above.

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

We believe that our greatest challenges as a company are to increase our sales pipeline, close sales transactions more expeditiously and maintain relationships with existing customers. During 2003, our ability to sell was harmed by turnover in the leadership and staffing of our sales force. In 2004, we need to communicate better to our potential customers the immediate value we believe our solutions offer, we need to provide potential customers with a clear path to achieve that potential value, and we must grow our relationships with consulting and system integrator partners. We also need to increase our sales force productivity and ensure that new members of our sales team become productive within a reasonable period. We also strive to improve our overall performance by strengthening our competitive position, controlling costs, effectively managing our cash flow and better aligning our management and organizational structure to support our sales efforts.

Results of Operations for the Three Months Ended March 31, 2004 and 2003

Revenues

License

	2004	% Change 2004 to 2003	2003
License revenues (in thousands)	$3,350	91%	$1,756
Percentage of total revenues	38%		23%

The increase in license revenues for the three months ended March 31, 2004 as compared to the same period in 2003 was due to an increase in the number of transactions and the average selling price of our software licenses. Geographically, 34% of our revenues in the three months ended March 31, 2004 were derived from international sources, as compared to 18% in the same period in 2003. We expect the number of international customers will continue to fluctuate due to variability in the number and size of our license deals and related service engagements.

Service

	2004	% Change 2004 to 2003	2003
Service revenues (in thousands)	$5,544	(6)%	$5,901
Percentage of total revenues	62%		77%
Maintenance revenues	$2,270	19%	$1,900
Professional services revenues	$3,274	(18)%	$4,001

Service revenues include maintenance and professional services revenues. The increase in maintenance revenues for the three months ended March 31, 2004 as compared to the corresponding quarter in the prior year was due to the increase over time of the customer base under maintenance arrangements. The decrease in professional services revenues for the three months ended March 31, 2004 as compared to the corresponding quarter in the prior year was due to our continued transitioning of professional services to our system integrator partners. This decrease in professional services revenues was partially offset by a non-recurring milestone payment in the three months ended March 31, 2003.

Cost of Revenues

Cost of License Revenues

	2004	% Change 2004 to 2003	2003
Cost of license revenues (in thousands)	$263	(17)%	$318
Percentage of total revenues	3%		4%

Cost of license revenues consists primarily of royalties payable to third parties and amortization of purchased intangible assets for software that are either embedded in or bundled with our products. Cost of license revenues were 8% and 18% of license revenues for the three months ended March 31, 2004 and 2003, respectively. The decline in costs as a percentage of license revenue is primarily due to the purchased intangibles being fully amortized at the end of 2003 and due to the impact of this fixed component of cost of license on a higher license revenue base. Since these purchased intangibles were fully amortized in December 2003, cost of license revenue, when expressed in dollar terms, decreased for the first quarter of 2004 as compared to the corresponding period in the prior year. In the near term, our cost of license revenues, when expressed in dollar terms, will fluctuate with license revenues.

Cost of Service Revenues

	2004	% Change 2004 to 2003	2003
Cost of service revenues (in thousands)	$3,093	(25)%	$4,117
Percentage of total revenues	35%		54%

Cost of service revenues consists primarily of salaries and other personnel-related expenses, reimbursable expenses, costs of services provided by third party consultants engaged by the Company, allocated overhead costs, and depreciation of equipment used to provide consulting services, technical support and training. Allocated overhead costs for costs of services and other expense categories include facilities and information systems. Cost of service revenues were 56% and 70% of service revenues for the three months ended March 31, 2004 and 2003, respectively. The decrease in dollar terms was primarily due to approximately 15% reduction in force from the corresponding quarter in the prior year arising from cost-saving actions we implemented in the second quarter of 2003. Our cost of service revenues is relatively fixed; however, our cost of service revenues, when expressed as a percentage of related service revenues, may fluctuate in the near term, based primarily on fluctuations in related service revenues.

Operating Expenses

Sales and Marketing

	2004	% Change 2004 to 2003	2003
Sales and Marketing (in thousands)	$4,942	16%	$4,253
Percentage of total revenues	56%		56%

Sales and marketing expenses consist primarily of salaries, commissions, and other personnel-related expenses associated with our direct sales and marketing personnel, allocated overhead expenses, and costs of marketing programs including trade shows, advertisements, promotional activities and media events. The increase in sales and marketing expenses was primarily due to increased commissions due to the higher license revenues and severance expenses in the first quarter of 2004. We expect that sales and marketing expenses will increase in the near term reflecting related additional personnel and variable costs as we commit to improve our sales operations and continue to increase our license revenues.

Research and Development

	2004	% Change 2004 to 2003	2003
Research and Development (in thousands)	$2,459	(1)%	$2,484
Percentage of total revenues	28%		32%

Research and development expenses consist primarily of salaries and other personnel-related expenses for engineering personnel, allocated overhead costs, costs of contractors, and depreciation of equipment used in the development of our software products. To date, all costs related to the development of our software have been expensed as incurred. Our research and development operations in the three months ended March 31, 2004 remained at relatively the same level as the corresponding quarter in the prior year.

In the near term, we expect research and development expenses to remain at a similar level as the first quarter of 2004.

General and Administrative

	2004	% Change 2004 to 2003	2003
General and Administrative (in thousands)	$1,581	(12)%	$1,804
Percentage of total revenues	18%		24%

General and administrative expenses include costs associated with our finance, human resources, legal, and other administrative functions. These costs consist primarily of salaries and other personnel-related expenses, professional fees, insurance premiums, provision for doubtful accounts, equipment depreciation, and allocated overhead costs. The decrease in general and administrative in the three months ended March 31, 2004 from the corresponding quarter in the prior year was primarily due to reductions in force in the second quarter of 2003 and the first quarter of 2004 resulting in a headcount decrease of approximately 13%.

Amortization of Deferred Stock Compensation

	2004	% Change 2004 to 2003	2003
Stock-based compensation (in thousands)	$96	(79)%	$468

Net amortization of deferred stock compensation consists of the amortization of deferred stock compensation using the accelerated method, net of an adjustment for unvested options of terminated employees during the quarter that reverses previously recognized expenses.

In 2003, all deferred stock compensation remaining at the time was fully amortized. Deferred stock compensation expenses for the three months ended March 31, 2004 consists of a charge of $96,000 due to the accelerated vesting of options in connection with a termination agreement with a former Company executive.

Interest Income and Other, Net

Interest income and other, net consists primarily of interest income from cash, cash equivalents and short-term investments. Interest income and other were $229,000 and $356,000 for the three months ended March 31, 2004 and 2003, respectively. The decrease was primarily due to the decline in balances of cash, cash equivalents and short-term investments over time. We expect interest income to decrease as the amount of cash and cash equivalents available for investment decreases as cash is used in operations and as interest rates remain at the current low level.

Liquidity and Capital Resources

(in thousands)	March 31, 2004	December 31, 2003
Cash and cash equivalents and short term investments	$41,787	$46,188
Working capital	35,101	37,585
Stockholders’ equity	34,408	36,719

Our cash and cash equivalents consist primarily of money market funds, commercial paper and U.S. treasury and government agency securities. All of our investments are classified as “available-for-sale” and carried at fair value based on quoted market prices in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Net cash used in operating activities increased to $5.3 million for the three months ended March 31, 2004 from $4.6 million for the three months ended March 31, 2003, primarily due to an increase in accounts receivable and other changes in operating assets and liabilities. The increase in accounts receivable was due to the increase in license revenues in the first quarter of 2004 relative to the first quarter of 2003, partially offset by improvement in days sales outstanding from 66 days in the first quarter of 2003 to 49 days in the first quarter of 2004.

Net cash used in investing activities was $1.2 million in the three months ended March 31, 2004 as compared to net cash provided by investing activities of $11.5 million in the three months ended March 31, 2003. The difference was due primarily to a decrease in the sales and maturities of short-term investments in 2004 from the timing of maturities of our investment securities. We do not expect any significant capital expenditures in the near future.

Net cash provided by financing activities increased to $1.0 million for the three months ended March 31, 2004 from $238,000 for the three months ended March 31, 2003 due primarily to increased proceeds from employee stock option exercises.

At March 31, 2004, we had aggregate operating lease commitments of approximately $7.5 million, payable through 2006, of which, $2.2 million have been accrued and reflected on the balance sheet as part of the accrued restructuring charges.

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

We expect that for the foreseeable future, our operating expenses will continue to constitute a significant use of our cash balances. In addition, we may use cash to fund acquisitions or invest in other businesses, technologies or product lines. We currently anticipate that our existing cash and investments will be sufficient to meet our presently anticipated working capital, capital expenditure and operating requirements for at least the next 12 months. Either within this time period or at some future date, if our current financial performance continues, we may need to raise additional funds in the future through public or private debt or equity financing. There can be no assurance that this additional financing will be available, or if available, will be on reasonable terms. If adequate funds are not available on acceptable terms, we may have to accept financing on terms we view as unreasonable or that are dilutive to our stockholders, or to cease operations. If we were to seek additional financing today, we do not believe it would be available on reasonable terms.

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

Critical Accounting Policies

Please refer to our discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2003 under Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Risks Related To Our Financial Condition

•	We have incurred losses throughout our operating history. These losses may continue for the foreseeable future, and we may not achieve profitability.

•	Our declining cash balance and volatile stock price have affected our potential and current customers’ and partners’ perception of our viability, which in turn could affect our ability to close sales and partnership transactions.

•	Cost reduction efforts may harm our productivity and service levels.

Risks Related To Our Products

•	If we fail to keep pace with technological innovation, improve our existing products, or develop new products, our application suite could become obsolete and our revenues would decline.

•	If we fail to release new versions and upgrades of our application suite in a timely manner, customers may license competing products and our revenues may decline.

•	If our application suite does not successfully function for customers with large numbers of transactions, customers or product offerings, we may lose sales and suffer decreased revenues.

•	Our applications may be implemented in a way that does not capture our customers’ business processes or address their needs.

•	Loss or unavailability of key technologies licensed to us by third parties could affect our ability to license our product.

•	If our product does not operate with the wide variety of hardware, software and operating systems used by our current and potential customers, our revenues would be harmed.

•	Defects in our application suite could diminish demand for our application suite and result in loss of revenues, decreased market acceptance, injury to our reputation and product liability claims.

•	If we are unable to protect our intellectual property or become subject to intellectual property infringement claims, we may lose a valuable asset or incur costly and time-consuming litigation.

Risks Related to Our Market and Our Ability to Sell

•	The economic downturn significantly affected demand for our products and services and may continue to adversely affect future revenues.

•	We may not be able to maintain our competitive position against current and potential competitors.

•	The sales cycle for our products is long, and variable, which makes it difficult to predict our future revenues and may cause our operating results to vary significantly.

•	We have recently changed several aspects of our sales strategy and process with the intention of improving our sales pipeline and results, including changes in the way we generate leads, hiring of additional salespeople and changes in the way we target and approach accounts. We expect that it may take up to twelve months to see positive results from these changes; although these changes may not show positive results during that period or at all. As a result of these changes, our ability to market and license our software may be limited accordingly.

•	A small number of customers have accounted for a substantial portion of our revenues. In the three months ended March 31, 2004, one customer, Masco, accounted for more than 10% of total revenues. This pattern is likely to continue for the foreseeable future; as a result, our revenues could decline due to the loss or delay of a single customer order, the delay in recognizing revenue associated with a single customer order, or the failure to collect revenue associated with a single customer.

•	We may not successfully establish ourselves in international markets or generate significant revenues abroad, which could result in slower revenue growth and harm our business.

•	Increasing government regulation of the Internet, imposition of sales and other taxes on products sold by our customers over the Internet and privacy concerns relating to the Internet could reduce the licensing of our application suite and harm our business.

Risks Related To System Integrators

•	Our failure to develop and maintain strong relationships with consulting and system integrator firms (CSIs) would harm our ability to market our application suite, which could reduce future revenues and increase our expenses.

•	Our failure to develop and maintain strong relationships with systems integrators would harm our ability to implement our application suite.

Other Risks

•	Changes in accounting policies created and interpreted by authoritative agencies can have a significant effect on our reported results and may even affect the reporting of transactions completed before a change is announced.

•	We may enter into mergers or acquisitions in the future; our business could be affected by the distraction and challenges by such transaction.

•	Although the purported shareholders’ derivative complaint against us relating to our IPO has been favorably resolved, and we have agreed in principle to a tentative global settlement, which remains subject to a number of procedural conditions and formal approval by the court, of the securities class action claims against us and other companies relating to our collective IPOs, as a technology company with a volatile stock price, we may be at risk of other litigation, which could result in substantial costs and divert management attention and resources.

•	We may have difficulty retaining or recruiting qualified personnel, which could impact the development and licensing of our application suite.

•	Our Chairman and CEO maintains significant control over Blue Martini, which may lead to conflicts with other stockholders over corporate strategy and other issues.

•	We have implemented anti-takeover provisions that could discourage or prevent a takeover.

Due to these and other factors, we may not meet the expectations of our shareholders with respect to our revenues and other operating results, which could adversely affect our stock price. Please refer to “Risk Factors” under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2003, for further discussion of risk factors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange

Through March 31, 2004, most of our recognized revenues have been denominated in United States dollars and were from both domestic and international customers. Our exposure to foreign currency exchange rate changes has not been material. We expect that a portion of future license and service revenues will continue to be derived from international markets and may be denominated in the currency of the applicable market. We have incurred operating expenses denominated in foreign currencies. Our future operating results may become subject to significant fluctuations based upon changes in the exchange rates of foreign currencies in relation to the United States dollar. In the future, we expect to engage in international sales denominated in both the United States dollar and in foreign currencies. An increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations and, when appropriate, may use economic hedging techniques in the future to minimize the effect of these fluctuations, we can make no assurances that exchange rate fluctuations will not adversely affect our financial results in the future. Through March 31, 2004, we have not engaged in foreign currency hedging activities.

Fixed Income Securities

At March 31, 2004, we had an investment portfolio of fixed income securities, including those classified as cash equivalents, of $41.8 million compared to $46.2 million at December 31, 2003. Our exposure to financial market risk, including changes in interest rates, relates primarily to our investment portfolio. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. This exposure is limited by the establishment and strict monitoring of compliance with our investment policy which provides for investments in fixed income securities with maturities not exceeding 18 months. This policy also establishes credit quality standards and limits investment exposure to any one issuer. We do not invest in any derivative instruments. Due mainly to the relatively short-term nature of our available-for-sale investment portfolio, the fair value of our investment portfolio or related income would not be significantly impacted by a 100 basis point increase or decrease in interest rates.

ITEM 4.	EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Quarterly Evaluation of Our Disclosure Controls and Internal Controls:    As of March 31, 2004 (the “Evaluation Date”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (the “Disclosure Controls”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, and our internal controls and procedures for financial reporting (the “Internal Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including our CEO and CFO. Rules adopted by the SEC require that we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

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

Changes in Internal Controls over Financial Reporting:    In accordance with SEC requirements, our CEO and CFO note that, during the the quarter ended March 31, 2004, there have been no changes in Internal Controls or in other factors that could materially affect or are reasonably likely to materially affect such controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

On or about July 24, 2002, a complaint was filed against Blue Martini in the Supreme Court of the State of New York, County of Queens. The complaint, captioned Fresh Direct, Inc. v. Blue Martini Software, Inc., was filed by a customer that had licensed our products and engaged us to perform related services. The complaint was amended on or about August 26, 2002, to change the plaintiff to Fresh Direct, LLC as successor to Fresh Direct, Inc. The amended complaint asserts claims for breach of contract, breach of warranty, negligent misrepresentation, fraud, and unjust enrichment. On or about September 18, 2002, we filed a motion to dismiss the amended complaint. On or about October 23, 2002, Fresh Direct opposed the motion to dismiss and filed a cross-motion for leave to file a second amended complaint, which we subsequently opposed. On or about March 24, 2003, the Court issued an order which granted in part and denied in part our motion to dismiss and granted Fresh Direct’s motion for leave to file the second amended complaint. In April 2003, we appealed the denial of the motion to dismiss, and in May 2003, we filed its answer to the second amended complaint and counterclaims for breach of contract and fraud. In May 2004, the appellate court affirmed the lower court’s decision respecting the motion to dismiss. We believe that we have meritorious defenses and counterclaims against this lawsuit and intend to pursue them vigorously. We believe that the ultimate outcome of this action will not have a material adverse effect on our financial position and results of operations.

In addition, we may be subject to additional legal proceedings and claims, asserted or unasserted, that are in the ordinary course of business. We cannot predict the outcome of these proceedings and claims or their possible impact Blue Martini.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit	Description of Document

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (2)

3.3	Amended and Restated Bylaws of the Registrant. (3)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Stock Certificate. (2)

10.29	Agreement by and between the Registrant and Robert E. Cell dated March 19, 2004. (4)

10.30	Agreement by and between the Registrant and Mary Hamershock dated March 23, 2004. (4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(4)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(4)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)

(1)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended June 30, 2000 filed on August 11, 2000.
(2)	Incorporated by reference to the Registrant’s Form 10-K for the period ended December 31, 2002, filed on March 28, 2003.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-55374) filed on February 9, 2001.
(4)	Filed herewith.

*	The Certificate attached as Exhibit 32.1 “accompanies” the Periodic Report to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after that date of the Periodic Report), irrespective of any general incorporation language contained in such filing.

(b) Reports on Form 8-K

On April 20, 2004, the Registrant filed a Current Report on Form 8-K relating to a press release announcing financial results for the first quarter of 2004.

On January 20, 2004, the Registrant filed a Current Report on Form 8-K relating to the appointment of a new member to the Board of Directors and press release announcing financial results for the fourth quarter of 2003 and fiscal year 2003.

On March 15, 2004, the Registrant filed a Current Report on Form 8-K relating to the appointment of a new member to the Board of Directors.

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

Dated: May 10, 2004

BLUE MARTINI SOFTWARE, INC.
(Registrant)

/s/ MONTE ZWEBEN
Monte Zweben
Chairman and Chief Executive Officer

/s/ ERAN PILOVSKY
Eran Pilovsky
Chief Financial Officer