Form 10-Q
period 2004-06-30
BLUE MARTINI SOFTWARE INC
filed 2004-08-03
CIK 1077814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

As of July 29, 2004, there were approximately 12,293,069 shares of the Registrant’s common stock outstanding.

BLUE MARTINI SOFTWARE, INC.

PART I.    FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BLUE MARTINI SOFTWARE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $940 in 2004 and $962 in 2003	$7,760	$15,323
Short-term investments	30,989	30,865
Accounts receivable, net of allowance for doubtful accounts of $590 in 2004 and $604 in 2003	2,999	3,787
Prepaid expenses and other current assets	1,318	1,334

Total current assets	43,066	51,309
Property and equipment, net	383	469
Intangible and other assets, net	267	302

Total assets	$43,716	$52,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$314	$891
Accrued employee compensation	2,389	2,951
Accrued restructuring charges	890	794
Other current liabilities	3,562	4,216
Deferred revenues	4,667	4,872

Total current liabilities	11,822	13,724
Accrued restructuring charges, less current portion	1,060	1,637

Total liabilities	12,882	15,361

Stockholders’ equity:
Common stock, $0.001 par value, authorized 500,000 shares; 12,290 in 2004 and 11,542 in 2003 shares issued and outstanding	259,851	258,155
Accumulated other comprehensive loss	(1,047)	(850)
Accumulated deficit	(227,970)	(220,586)

Total stockholders’ equity	30,834	36,719

Total liabilities and stockholders’ equity	$43,716	$52,080

See accompanying notes to condensed consolidated financial statements.

BLUE MARTINI SOFTWARE, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
License	$1,582	$2,510	$4,932	$4,266
Service	5,600	5,363	11,144	11,264

Total revenues	7,182	7,873	16,076	15,530
Cost of revenues:
License	219	355	482	673
Service*	3,226	3,675	6,319	7,792

Total cost of revenues	3,445	4,030	6,801	8,465

Gross profit	3,737	3,843	9,275	7,065

Operating expenses:
Sales and marketing*	4,145	4,840	9,087	9,093
Research and development*	2,371	2,418	4,830	4,902
General and administrative*	1,394	1,715	2,975	3,519
Amortization of deferred stock compensation	—	299	96	767
Impairment of long-lived assets and goodwill	—	(571)	—	(571)
Restructuring charges	—	180	—	180

Total operating expenses	7,910	8,881	16,988	17,890

Loss from operations	(4,173)	(5,038)	(7,713)	(10,825)
Interest income and other, net	100	289	329	645

Net loss	$(4,073)	$(4,749)	$(7,384)	$(10,180)

Basic and diluted net loss per common share	$(0.34)	$(0.45)	$(0.62)	$(0.96)

Shares used in computing basic and diluted net loss per common share	12,100	10,640	11,940	10,595

* Amounts exclude amortization of deferred stock compensation for the three and six months ended June 30, 2004 and 2003 as follows:
Cost of service revenues	$—	$47	$—	$175
Sales and marketing	—	47	96	38
Research and development	—	46	—	151
General and administrative	—	159	—	403

	$—	$299	$96	$767

See accompanying notes to condensed consolidated financial statements.

BLUE MARTINI SOFTWARE, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Operating activities:
Net loss	$(7,384)	$(10,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment and amortization of intangible and other assets	230	649
Provision for doubtful accounts	(14)	947
Impairment of long-lived assets and goodwill	—	(571)
Amortization of deferred stock compensation	96	767
Changes in operating assets and liabilities:
Accounts receivable	802	89
Prepaid expenses and other assets	51	393
Accrued restructuring charges	(481)	(490)
Accounts payable, accrued employee compensation and other current liabilities	(1,793)	(1,613)
Deferred revenues	(205)	1,042

Net cash used in operating activities	(8,698)	(8,967)

Cash flows from investing activities:
Purchases of property and equipment	(144)	(332)
Sales and maturities of short-term investments	(226)	13,198

Net cash (used in) provided by investing activities	(370)	12,866

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,600	316

Net cash provided by financing activities	1,600	316

Effect of exchange rate changes on cash and cash equivalents	(95)	(15)

Net increase (decrease) in cash and cash equivalents	(7,563)	4,200
Cash and cash equivalents at beginning of period	15,323	7,729

Cash and cash equivalents at end of period	$7,760	$11,929

See accompanying notes to condensed consolidated financial statements.

BLUE MARTINI SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the entire year ending December 31, 2004.

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

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Blue Martini Software, Inc. (“Blue Martini” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004, as amended by Amendment No.1 on Form 10-K/A filed on March 24, 2004.

Note 2.    Letter of Credit

The Company obtained a letter of credit totaling $1.2 million as of December 31, 2002 in lieu of security deposits to secure facility lease obligations. As of June 30, 2004, the remaining balance on the letter of credit was $847,000, and the Company pledged $940,000 of cash equivalents as security for the letter of credit.

Note 3.    Restructuring Charges

In 2003 and 2002, the Company implemented various restructuring plans that resulted in reductions in force in 2003 and 2002 and lease cancellations in 2002. The following table summarizes the activities related to accrued restructuring charges (in thousands):

	Accrued at December 31, 2003	Expense	Cash Payments	Accrued at June 30, 2004
Lease cancellations	$2,431	$—	$(481)	$1,950

	$2,431	$—	$(481)	$1,950

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(4,073)	$(4,749)	$(7,384)	$(10,180)
Unrealized gains (losses) on available-for-sale investments, net of tax	(103)	237	(102)	(359)
Change in cumulative translation adjustment	43	(63)	(95)	184

Comprehensive net loss	$(4,133)	$(4,575)	$(7,581)	$(10,355)

Note 5.    Net Loss Per Common Share

The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive (in thousands):

	Three and Six Months Ended June 30,
	2004	2003
Shares issuable under stock options	3,446	4,486
Shares of restricted stock subject to repurchase	18	32
Shares issuable pursuant to warrants	477	477
Weighted average exercise price of stock options, restricted stock subject to repurchase and warrants	$6.22	$4.77

Note 6.    Legal Actions

The Company is subject to legal proceedings and claims, asserted or unasserted, that are in the ordinary course of business. The Company cannot predict the outcome of these proceedings and claims or the possible impact on the Company is not probable or estimable.

BLUE MARTINI SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 7.    Accounting for Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, which amended SFAS 123, “Accounting for Stock-Based Compensation”. As permitted under SFAS 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(4,073)	$(4,749)	$(7,384)	$(10,180)
Add: Stock-based employee compensation included in reported loss	—	299	96	767
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(627)	(1,077)	(1,060)	(4,587)

Pro forma net loss	$(4,700)	$(5,527)	$(8,348)	$(14,000)

Net loss per share:
Basic and diluted—as reported	$(0.34)	$(0.45)	$(0.62)	$(0.96)

Basic and diluted—pro forma	$(0.39)	$(0.52)	$(0.70)	$(1.32)

Shares	12,100	10,640	11,940	10,595

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Risk-free interest rate	2.4%	3.2%	2.1%	3.2%
Expected life (in years)	2.99	3.77	3.03	3.76
Expected volatility	43%	76%	46%	76%

Stock options granted for the three months ended June 30, 2004 and 2003 had estimated fair values of $1.43 and $1.77, respectively, and $1.74 and $1.76 for the six months ended June 30, 2004 and 2003, respectively, as calculated using the Black-Scholes option valuation model.

BLUE MARTINI SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The weighted average fair values of common stock purchase rights (per-share) granted under the 2000 Employee Stock Purchase Plan were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for purchases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Risk-free interest rate	1.2%	2.6%	1.8%	2.0%
Expected life (in years)	0.49	0.49	0.49	0.50
Expected volatility	47%	76%	50%	95%
Dividends	0%	0%	0%	0%

The weighted average estimated fair values of the common stock purchase rights granted under the 2000 Employee Stock Purchase Plan were $1.45 and $1.00 for the three months ended June 30, 2004 and 2003, respectively, and $1.36 and $2.12 for the six months ended June 30, 2004 and 2003, respectively, using the Black-Scholes option valuation model.

Note 8.    Significant Customer Information

For the three months ended June 30, 2004, no customer accounted for more than 10% of total revenues. Four customers each accounted for 17%, 17%, 12% and 11% of net accounts receivable; combined, those customers accounted for 57% of net accounts receivable.

Note 9.    Subsequent Event

On July 16, 2004, we implemented a restructuring plan to reduce our cost structure and reorganize the company to allow profitability at a lower license revenue level. We will record a restructuring charge in the third quarter of 2004 for severance cost and facility lease charges and estimate the charge to be approximately $1.5 million.

Note 10.    Recent Accounting Pronouncement

In March 2004, the Financial Accounting Standards Board issued Emerging Issues Task Force (EITF) Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity instruments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance provided in EITF 03-1 is effective for fiscal years beginning after June 15, 2004, while the disclosure requirements are effective for annual periods ending after June 15, 2004. The Company does not expect the adoption of EITF 03-1 will have a material impact on its financial position, results of operations, or cash flows.

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

While the majority of our revenues to date have been derived from customers in the United States, international revenues accounted for 30% of our revenues for the six months ended June 30, 2004. We believe that international revenues may fluctuate as a percentage of revenues in the near term due to variability in the number and size of our license deals and related service engagements. Our quarterly operating results have experienced seasonal fluctuations in the past and may continue to fluctuate based on several factors, including our customers’ budgeting cycles, sales incentive plans, slow summer purchasing patterns and general economic conditions in markets where we conduct business.

To date, we have derived a significant portion of our revenues from a small number of customers. The loss of a major customer or the delay or cancellation of anticipated significant license contracts would adversely affect our revenues and operating results in a particular quarterly period. Failure to obtain a significant number of new customers or additional orders from existing customers in any period would adversely affect our business and operating results. For the three months ended June 30, 2004, no customer accounted for more than 10% of total revenues. Four customers each accounted for 17%, 17%, 12% and 11% of net accounts receivable; combined, those customers accounted for 57% of net accounts receivable. See Note 9, Significant Customer Information, above.

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

We believe that our greatest challenges as a company are to increase our sales pipeline, close sales transactions more expeditiously, maintain relationships with existing customers and thereby, achieve profitability. During 2003 and the first two quarters of 2004, our ability to sell was harmed by turnover in the leadership and staffing of our sales force and our marketing organization. In 2004, our license revenues for the second quarter were significantly below our expectations primarily due to the uncertainty surrounding information technology spending by potential customers, which we believe will continue in the near term. As a result, we decided to reduce our cost structure and started to take steps to downsize our organization and align both headcount and program expenditure resources with areas of highest revenue generation potential. We anticipate that our headcount will be reduced by approximately 25% to 150 employees by the end of the third quarter of 2004 and that our overall costs and expenses will be reduced by approximately 25% by the fourth quarter of 2004. See Note 10, Subsequent Events. In the late second quarter and early third quarter of 2004, we also filled key positions in our executive team. The new key members lead our North American sales, global marketing and global consulting services organizations. Our relationship with our partners continues to be important to us, and we plan to continue investing considerable effort in maintaining and developing those relationships moving forward. Finally, we continue to focus on effectively conveying the value that our sales optimization solutions can deliver to potential customers. To do this, we have developed a number of tools including financial models, white papers and presentations that help convey this message, but we need to deliver this message to significantly more of our sales engagements. We believe our improved cost structure, enhanced management team and continued focus on partners will help us achieve our goal of sustainable profitability.

Results of Operations for the Three and Six Months Ended June 30, 2004 and 2003

Revenues

License

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	% Change	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	% Change
License revenues (in thousands)	$1,582	$2,510	(37)%	$4,932	$4,266	16%
Percentage of total revenues	22%	32%		31%	28%

The decrease in license revenues for the three months ended June 30, 2004 as compared to the same period in 2003 was due to a decrease in the number of transactions and the average selling price of our software licenses, which we attribute to the uncertainty in information technology spending by potential customers in the markets we are in. The increase in license revenue for the six months ended June 30, 2004 as compared to the same period in 2003 was due to the 90% increase in license revenue in the first quarter of 2004 compared to the same period in 2003 attributable to the increase in the number of transactions and the average selling price of our software license.

Service

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	% Change	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	% Change
Service revenues (in thousands)	$5,600	$5,363	4%	$11,144	$11,264	(1)%
Percentage of total revenues	78%	68%		69%	73%
Professional services	$3,267	$3,360	(3)%	$6,541	$7,361	(11)%
Maintenance	$2,333	$2,003	16%	$4,603	$3,903	18%

Service revenues include maintenance and professional services revenues. The decrease in professional services revenues for the three and six months ended June 30, 2004 as compared to the corresponding periods in the prior year was due to our continued transitioning of professional services to our system integrator partners. This decrease in professional service revenues was partially offset by a non-recurring milestone payment in the three and six months ended June 30, 2004. The increase in maintenance revenues for the three and six months ended June 30, 2004 as compared to the corresponding periods in the prior year resulted from the increase over time of the customer base under maintenance arrangements.

Cost of Revenues

Cost of License Revenues

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	% Change	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	% Change
Cost of license revenues (in thousands)	$219	$355	(38)%	$482	$673	(28)%
Percentage of total revenues	3%	5%		3%	4%

Cost of license revenues consists primarily of royalties payable to third parties, and through the end of 2003, amortization of purchased intangible assets for software that is either embedded in or bundled with our products. Cost of license revenues was 14% of license revenues for the three months ended June 30, 2004 and 2003, and 10% and 16% for the six months ended June 30, 2004 and 2003, respectively. The decline in costs as a percentage of license revenues for the six months ended June 30, 2004 as compared to the corresponding period in the prior year is primarily due to the purchased intangibles being fully amortized at the end of 2003 and due to the impact of this fixed component of cost of license on a higher license revenue base. Since these purchased intangibles were fully amortized in December 2003, cost of license revenue, when expressed in dollar terms, decreased for the second quarter of 2004 as compared to the corresponding period in the prior year. In the near term, our cost of license revenues, when expressed in dollar terms, is expected to fluctuate with license revenues.

Cost of Service Revenues

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	% Change	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	% Change
Cost of service revenues (in thousands)	$3,226	$3,675	(12)%	$6,319	$7,792	(19)%
Percentage of total revenues	45%	47%		39%	50%

Cost of service revenues consists primarily of salaries and other personnel-related expenses, reimbursable expenses, costs of services provided by third-party consultants engaged by the Company, allocated overhead costs, and depreciation of equipment used to provide consulting services, technical support and training. Allocated overhead costs for costs of services and other expense categories include facilities and information systems. Cost of service revenues was 58% and 69% of service revenues for the three months ended June 30, 2004 and 2003, respectively, and 57% and 69% for the six months ended June 30, 2004 and 2003, respectively. The decrease in dollar terms for the three and six months ended June 30, 2004 as compared to the corresponding periods in the prior year was primarily due to a decrease in headcount of approximately 17%. Our cost of service revenues is relatively fixed; however, when expressed as a percentage of related service revenues, cost of service revenues may fluctuate in the near term, based on fluctuations in related service revenues, and the extent to which we use subcontractors.

Operating Expenses

Sales and Marketing

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	% Change	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	% Change
Sales and marketing (in thousands)	$4,145	$4,840	(14)%	$9,087	$9,093	(0)%
Percentage of total revenues	58%	61%		57%	59%

Sales and marketing expenses consist primarily of salaries, commissions, and other personnel-related expenses associated with our direct sales and marketing personnel, allocated overhead expenses, and costs of marketing programs including trade shows, promotional activities and media events. The decrease in sales and marketing expenses for the three months ended June 30, 2004 as compared to the same period in 2003 was primarily due to decreased commissions resulting from lower license revenues and a 10% decrease in our sales and marketing headcount. Sales and marketing expenses remained relatively flat for the six months ended June 30, 2004 and 2003. In dollar terms, we expect that sales and marketing expenses will decrease in the near term reflecting the reduction in force and cost structure implemented in July 2004. See Note 10, Subsequent Events.

Research and Development

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	% Change	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	% Change
Research and development (in thousands)	$2,371	$2,418	(2)%	$4,830	$4,902	(1)%
Percentage of total revenues	33%	31%		30%	32%

Research and development expenses consist primarily of salaries and other personnel-related expenses for engineering personnel, allocated overhead costs, costs of contractors, and depreciation of equipment used in the development of our software products. To date, all costs related to the development of our software have been expensed as incurred. Our research and development operations in the three and six months ended June 30, 2004 remained at relatively the same levels as the corresponding periods in the prior year.

In the near term, we expect research and development expenses, in dollar terms, to decrease as a result of the reduction in force and cost structure implemented in July 2004. See Note 10, Subsequent Events.

General and Administrative

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	% Change	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	% Change
General and administrative (in thousands)	$1,394	$1,715	(19)%	$2,975	$3,519	(15)%
Percentage of total revenues	19%	22%		19%	23%

General and administrative expenses include costs associated with our finance, human resources, legal, and other administrative functions. These costs consist primarily of salaries and other personnel-related expenses, professional fees, insurance premiums, provision for doubtful accounts, equipment depreciation, and allocated overhead costs. The decrease in general and administrative expenses in the three and six months ended June 30, 2004 from the corresponding periods in the prior year was primarily due to headcount decrease of 14% in our general and administrative staff and other cost savings from lower insurance premiums and reductions in outside services costs. In the near term, we expect general and administrative expenses, in dollar terms, to decrease as a result of the reduction in force and cost structure implemented in July 2004. See Note 10, Subsequent Events.

Amortization of Deferred Stock Compensation

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	% Change	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	% Change
Stock-based compensation (in thousands)	—	$299	(100)%	$96	$767	(87)%

Amortization of deferred stock compensation consists of the amortization of deferred stock compensation using the accelerated method, net of an adjustment for unvested options of terminated employees during the quarter that reverses previously recognized expenses.

As of December 31, 2003, all deferred stock compensation was fully amortized. Deferred stock compensation expenses for the six months ended June 30, 2004 consists of a charge of $96,000 in the first quarter of 2004 due to the accelerated vesting of options in connection with a termination agreement with a former Company executive.

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

The following table summarizes plan activity for the six months ended June 30, 2004 (in thousands, except per share amounts):

	Shares Available for Grant	Number of Options	Weighted Average Exercise Price per Share
Balances, December 31, 2003	5,427	3,310	$5.14
Additional shares authorized	1,594	—	—
Granted	(1,349)	1,349	5.25
Exercised	—	(567)	2.46
Cancelled	646	(646)	3.87

Balances, June 30, 2004	6,318	3,446	$5.86

Exercisable, June 30, 2004		1,582

Weighted-average exercise price of options granted with exercise prices equal to fair value at date of grant	—	1,349	$5.25

The following table summarizes information about stock options as of June 30, 2004 (option amounts in thousands):

Options Outstanding				Options Exercisable
Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Per Share Exercise Price	Number of Options	Weighted Average Per Share Exercise Price
$0.07 - $ 1.75	21	6.93	$0.69	21	$0.69
$ 2.52	584	3.30	2.52	437	2.52
$2.56 - $ 3.66	499	8.60	3.20	136	3.22
$3.87 - $ 4.41	521	9.22	4.05	156	3.87
$4.43 - $ 5.31	451	9.63	4.87	192	4.81
$ 5.59	691	9.67	5.59	60	5.59
$5.75 - $140.00	679	7.55	13.17	580	14.39

	3,446	7.93	$5.86	1,582	$7.43

Interest Income and Other, Net

Interest income and other, net consists primarily of interest income from cash, cash equivalents and short-term investments. Interest income and other were $100,000 and $289,000 for the three months ended June 30, 2004 and 2003, respectively, and $329,000 and $645,000 for the six months ended June 30, 2004 and 2003, respectively. The decrease was due to the decline in balances of cash, cash equivalents and short-term investments over time while interest rates remain relatively low. We expect interest income to decrease as the amount of cash and cash equivalents available for investment decreases as cash is used in operations assuming interest rates remain at the current low level.

Liquidity and Capital Resources

(in thousands)	June 30, 2004	December 31, 2003
Cash and cash equivalents and short term investments*	$38,749	$46,188
Working capital*	31,244	37,585
Stockholders’ equity	30,834	36,719

*	Includes restricted cash

Our cash and cash equivalents consist primarily of money market funds, commercial paper and U.S. treasury and government agency securities. All of our investments are classified as “available-for-sale” and carried at fair value based on quoted market prices in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Net cash used in operating activities was $8.7 million and $9.0 million for the six months ended June 30, 2004 and 2003, respectively. The decrease was primarily due to a lower net loss net of non-cash charges of $326,000 and $1.8 million for the six months ended June 30, 2004 and 2003, respectively, partially offset by a decrease in cash generated from accounts receivable due to the timing of cash collections and a decrease in deferred revenues.

Net cash used in investing activities was $370,000 in the six months ended June 30, 2004 and net cash provided by investing activities was $12.9 million in the six months ended June 30, 2003. The difference was due primarily to the timing of sales and maturities of short-term investments. We do not expect any significant capital expenditures in the near future.

Net cash provided by financing activities was $1.6 million and $316,000 for the six months ended June 30, 2004 and 2003, respectively. The increase was due primarily to increased proceeds from employee stock option exercises.

At June 30, 2004, we had aggregate operating lease commitments of approximately $6.7 million, payable through 2006, of which, approximately $2.0 million have been accrued and reflected on the balance sheet as accrued restructuring charges net of estimated sublease income.

Our liquidity, capital resources and results of operations in any period could be affected by the exercise of outstanding stock options and warrants and issuance of common stock under our employee stock purchase plan. The resulting increase in the number of outstanding shares could also affect our per share results of operations. However, we cannot predict the timing or amount of proceeds from the exercise of these stock options and warrants, or whether they will be exercised at all.

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

The uncertainty surrounding information technology spending and the existence or even the anticipation of an uncertain economic and political environment by potential customers in the markets we operate in has affected the demand for our applications, caused pricing pressures for our products, increased sales cycles and customer requests for extended payment terms. We expect current conditions to continue in future periods, which could in turn materially reduce our liquidity.

Contingent Matters

Refer to Part II, Item 1, Legal Proceedings for a discussion of legal contingencies.

Critical Accounting Policies

Please refer to the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2003 under Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Risks Related to Our Financial Condition

•	We have incurred losses throughout our operating history. These losses may continue for the foreseeable future, and we may not achieve profitability.

•	Our declining cash balance and volatile stock price have affected our potential and current customers’ and partners’ perception of our viability, which in turn could affect our ability to close sales and partnership transactions.

•	Cost-reduction efforts may harm our productivity and service levels.

Risks Related to Our Products

•	If we fail to keep pace with technological innovation, improve our existing products, or develop new products, our application suite could become obsolete and our revenues would decline.

•	If we fail to release new versions and upgrades of our application suite in a timely manner, customers may license competing products and our revenues may decline.

•	If our application suite does not successfully function for customers with large numbers of transactions, customers or product offerings, we may lose sales and suffer decreased revenues.

•	Our applications may be implemented in a way that does not capture our customers’ business processes or address their needs.

•	Loss or unavailability of key technologies licensed to us by third parties could affect our ability to license our product.

•	If our product does not operate with the wide variety of hardware, software and operating systems used by our current and potential customers, our revenues would be harmed.

•	Defects in our application suite could diminish demand for our application suite and result in loss of revenues, decreased market acceptance, injury to our reputation and product liability claims.

•	If we are unable to protect our intellectual property or become subject to intellectual property infringement claims, we may lose a valuable asset or incur costly and time-consuming litigation.

•	We intend to shift some aspects of the development of our products to offshore resources, which may affect the quality of our products and the speed and cost of our development efforts.

Risks Related to Our Market and Our Ability to Sell

•	The economic downturn significantly affected demand for our products and services and may continue to adversely affect future revenues.

•	We may not be able to maintain our competitive position against current and potential competitors.

•	The sales cycle for our products is long and variable, which makes it difficult to predict our future revenues and may cause our operating results to vary significantly.

•	We have recently changed several aspects of our sales strategy and process with the intention of improving our sales pipeline and results, including changes in the way we generate leads, hiring of additional salespeople and changes in the way we target and approach accounts, and we intend to make additional changes in the future. We expect that it may take up to twelve months to see positive results from these changes, although these changes may not show positive results during that period or at all. As a result of these changes, our ability to market and license our software may be limited accordingly.

•	A small number of customers have accounted for a substantial portion of our revenues. This pattern is likely to continue for the foreseeable future; as a result, our revenues could decline due to the loss or delay of a single customer order, the delay in recognizing revenue associated with a single customer order, or the failure to collect revenue associated with a single customer.

•	We may not successfully establish ourselves in international markets or generate significant revenues abroad, which could result in slower revenue growth and harm our business.

•	Increasing government regulation of the Internet, imposition of sales and other taxes on products sold by our customers over the Internet and privacy concerns relating to the Internet could reduce the licensing of our application suite and harm our business.

•	We intend to develop an indirect sales channel, which may take significant time and effort. We cannot predict with certainty whether this channel will produce significant revenue, or how long it will take to do so.

Risks Related to System Integrators

•	Our failure to develop and maintain strong relationships with consulting and system integrator firms (CSIs) would harm our ability to market our application suite, which could reduce future revenues and increase our expenses.

•	Our failure to develop and maintain strong relationships with systems integrators would harm our ability to implement our application suite.

Other Risks

•	Changes in accounting policies and practices created and interpreted by authoritative agencies may have a significant effect on our reported results and may even affect the reporting of transactions completed before a change is announced.

•	We may enter into mergers or acquisitions in the future; our business could be affected by the distraction and challenges of such transaction.

•	Although the purported shareholders’ derivative complaint against us relating to our IPO has been favorably resolved, and we have agreed in principle to a tentative global settlement, which remains subject to a number of procedural conditions and formal approval by the court, of the securities class action claims against us and other companies relating to our collective IPOs, as a technology company with a volatile stock price, we may be at risk of other litigation, which could result in substantial costs and divert management attention and resources.

•	We may have difficulty retaining or recruiting qualified personnel, including key executives, which could impact various areas of the Company, including development of our application suite, the marketing and licensing of our products and services, or the provision of our professional services.

•	Our Chairman and CEO maintains significant control over Blue Martini, which may lead to conflicts with other stockholders over corporate strategy and other issues.

•	We have implemented anti-takeover provisions that could discourage or prevent a takeover.

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

Foreign Currency Exchange

Through June 30, 2004, most of our recognized revenues have been denominated in United States dollars and were from both domestic and international customers. Some of our recognized revenues have been denominated in foreign currencies including the euro, the British pound and the Japanese yen. Our exposure to foreign currency exchange rate changes has not been material. We expect that a portion of future license and service revenues will continue to be derived from international markets and be denominated in the currency of the applicable market. We have incurred operating expenses denominated in foreign currencies. Our future operating results may become subject to significant fluctuations based upon changes in the exchange rates of foreign currencies in relation to the United States dollar. In the future, we expect to engage in international sales denominated in both the United States dollar and in foreign currencies. An increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations and, when appropriate, may use economic hedging techniques in the future to minimize the effect of these fluctuations, we can make no assurances that exchange rate fluctuations will not adversely affect our financial results in the future. Through June 30, 2004, we have not engaged in foreign currency hedging activities.

Fixed Income Securities

At June 30, 2004 we had an investment portfolio of fixed income securities, including those classified as cash equivalents, of $38.8 million compared to $46.2 million at December 31, 2003. Our exposure to financial market risk, including changes in interest rates, relates primarily to our investment portfolio. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. This exposure is limited by the establishment and strict monitoring of compliance with our investment policy which provides for investments in fixed income securities with maturities not exceeding 18 months. This policy also establishes credit quality standards and limits investment exposure to any one issuer. We do not invest in any derivative instruments. Due mainly to the relatively short-term nature of our available-for-sale investment portfolio, we do not believe that the fair value of our investment portfolio or related income would be significantly impacted by a 100 basis point increase or decrease in interest rates.

ITEM 4.	EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Quarterly Evaluation of Our Disclosure Controls and Internal Controls:    As of June 30, 2004 (the “Evaluation Date”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (the “Disclosure Controls”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, and our internal controls and procedures for financial reporting (the “Internal Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including our CEO and CFO. Rules adopted by the SEC require that we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

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

Changes in Internal Controls over Financial Reporting:    In accordance with SEC requirements, our CEO and CFO note that, during the quarter ended June 30, 2004, there have been no changes in Internal Controls or in other factors that could materially affect or are reasonably likely to materially affect such controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Beginning in July 2001, Blue Martini, Monte Zweben, William Zuendt, Andrew Verhalen, certain of our former officers and directors and Goldman Sachs and the other underwriters of our initial public offering, or IPO, were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York, consolidated under the title In re Blue Martini Initial Public Offering Securities Litigation. Plaintiffs claim that the defendants violated the federal securities laws because our IPO registration statement and prospectus allegedly contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same Court against hundreds of other public companies that conducted IPOs of their common stock since the mid-1990s. On August 8, 2001, all IPO-related lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. In accordance with Judge Scheindlin’s orders, we did not answer the complaint, and no discovery was served. Also in accordance with Judge Scheindlin’s orders, plaintiffs filed amended consolidated complaints on April 19, 2002. We joined in a global motion to dismiss the IPO Lawsuits on July 15, 2002. On or about October 9, 2002, our directors and officers were dismissed without prejudice pursuant to a stipulated dismissal and tolling agreement between the plaintiffs and certain individual defendants. On November 1, 2002, Judge Scheindlin presided over an all-day hearing on the global motions to dismiss. On February 19, 2003, Judge Scheindlin issued a ruling on the global motion to dismiss; with respect to us, the motion was granted in part and denied in part. In June 2003, we joined in a tentative global settlement that would, among other things, result in the dismissal with prejudice of all claims against all issuers and their officers and directors in the IPO-related lawsuits, and the assignment to plaintiffs of certain potential claims that the issuers may have against their IPO underwriters. The tentative settlement provides that, in the event that the plaintiffs ultimately recover less than $1 billion in settlement or judgment against the underwriter defendants in the IPO-related lawsuits, the plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the plaintiffs’ guaranteed recovery. The tentative settlement does not involve any payment or admission of wrongdoing by us. In July 2003, pursuant to the authorization of a special litigation committee of the our Board of Directors, we entered into a non-binding memorandum of understanding reflecting the settlement terms described above. In September 2003, in connection with the possible settlement, our officers and directors described above who had entered tolling agreements with plaintiffs agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, the plaintiffs filed a motion for the court’s preliminary approval of the settlement. In July 2004, the IPO underwriter defendants filed a response opposing the motion for approval. Though Blue Martini executed the final settlement agreement in May 2004, it remains subject to a number of procedural conditions, as well as formal approval by the court.

On or about July 24, 2002, a complaint was filed against Blue Martini in the Supreme Court of the State of New York, County of Queens. The complaint, captioned Fresh Direct, Inc. v. Blue Martini Software, Inc., was filed by a customer that had licensed our products and engaged us to perform related services. The complaint was amended on or about August 26, 2002, to change the plaintiff to Fresh Direct, LLC as successor to Fresh Direct, Inc. The amended complaint asserts claims for breach of contract, breach of warranty, negligent misrepresentation, fraud, and unjust enrichment. On or about September 18, 2002, we filed a motion to dismiss the amended complaint. On or about October 23, 2002, Fresh Direct opposed the motion to dismiss and filed a cross-motion for leave to file a second amended complaint, which we subsequently opposed. On or about March 24, 2003, the Court issued an order which granted in part and denied in part our motion to dismiss and granted Fresh Direct’s motion for leave to file the second amended complaint. In April 2003, we appealed the denial of the motion to dismiss, and in May 2003, we filed our answer to the second amended complaint and counterclaims for breach of contract and fraud. In May 2004, the appellate court affirmed the lower court’s decision respecting the motion to dismiss. We believe that we have meritorious defenses and counterclaims against this lawsuit and intend to pursue them vigorously. We believe that the ultimate outcome of this action will not have a material adverse effect on our financial position and results of operations.

In addition, we may be subject to additional legal proceedings and claims, asserted or unasserted, that are in the ordinary course of business. We cannot predict the outcome of these proceedings and claims or their possible impact on us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Blue Martini held its annual meeting of stockholders on June 4, 2004. At such meeting the following actions were voted upon:

(a)	Election of two directors, Mel Friedman and Amal Johnson, to hold office until the 2007 annual meeting of stockholders or until their successors are elected. The other directors whose term of office continued after the meeting were Dennis Carey, Dominic Gallello, Gary Wetsel, Monte Zweben and William Zuendt. One director, Andrew Verhalen, elected not to stand for re-election.

	Votes in Favor	Votes Withheld
Mel Friedman	10,739,947	397,890
Amal Johnson	10,742,280	395,557

(b)	Ratification of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2003.

Votes in Favor	Votes Against	Abstentions	Broker Non Votes
11,124,525	8,873	0	—

Based on these voting results, each of the directors nominated was elected and the second matter was approved.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit	Description of Document

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (2)

3.3	Amended and Restated Bylaws of the Registrant. (3)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Stock Certificate. (2)

10.29	Agreement by and between the Registrant and Robert E. Cell dated March 19, 2004. (4)

10.30	Agreement by and between the Registrant and Mary Hamershock dated March 23, 2004. (4)

10.31	Agreement by and between the Registrant and Rocky Gunderson dated May 12, 2004. (5)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (5)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (5)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

(1)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended June 30, 2000 filed on August 11, 2000.

(2)	Incorporated by reference to the Registrant’s Form 10-K for the period ended December 31, 2002, filed on March 28, 2003.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-55374) filed on February 9, 2001.
(4)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended March 31, 2004 filed on May 10, 2004.
(5)	Filed herewith.

(b) Reports on Form 8-K

On April 20, 2004, the Registrant filed a Current Report on Form 8-K relating to a press release announcing financial results for the first quarter of 2004.

On July 1, 2004, the Registrant filed a Current Report on Form 8-K relating to a press release announcing preliminary financial results for the second quarter of 2004.

On July 20, 2004, the Registrant filed a Current Report on Form 8-K relating to a press release announcing financial results for the second quarter of 2004.

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

Dated: July 30, 2004

BLUE MARTINI SOFTWARE, INC.
(Registrant)

/s/ MONTE ZWEBEN
Monte Zweben
Chairman and Chief Executive Officer

/s/ ERAN PILOVSKY
Eran Pilovsky
Chief Financial Officer