Form 10-Q
period 2004-09-30
BLUE MARTINI SOFTWARE INC
filed 2004-11-12
CIK 1077814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

As of November 1, 2004, there were approximately 12,465,000 shares of the Registrant’s common stock outstanding.

BLUE MARTINI SOFTWARE, INC.

PART I.    FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BLUE MARTINI SOFTWARE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$5,688	$14,361
Short-term investments	28,473	30,865
Accounts receivable, net of allowance for doubtful accounts of $283 in 2004 and $604 in 2003	3,820	3,787
Prepaid expenses and other current assets	1,398	1,334

Total current assets	39,379	50,347
Property and equipment, net	278	469
Restricted cash	648	962
Intangible and other assets, net	267	302

Total assets	$40,572	$52,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$254	$891
Accrued employee compensation	1,628	2,951
Accrued restructuring charges	1,669	794
Other current liabilities	2,960	4,216
Deferred revenues	4,956	4,872

Total current liabilities	11,467	13,724
Accrued restructuring charges, less current portion	741	1,637

Total liabilities	12,208	15,361

Stockholders’ equity:
Common stock, $0.001 par value, authorized 500,000 shares; 12,443 in 2004 and 11,542 in 2003 shares issued and outstanding	260,467	258,155
Accumulated other comprehensive loss	(1,054)	(850)
Accumulated deficit	(231,049)	(220,586)

Total stockholders’ equity	28,364	36,719

Total liabilities and stockholders’ equity	$40,572	$52,080

See accompanying notes to condensed consolidated financial statements.

BLUE MARTINI SOFTWARE, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
License	$1,585	$4,203	$6,517	$8,469
Service	5,211	4,851	16,355	16,115

Total revenues	6,796	9,054	22,872	24,584
Cost of revenues:
License	215	439	697	1,112
Service*	2,958	3,357	9,277	11,149

Total cost of revenues	3,173	3,796	9,974	12,261

Gross profit	3,623	5,258	12,898	12,323

Operating expenses:
Sales and marketing*	3,106	5,131	12,193	14,224
Research and development*	1,491	2,643	6,321	7,545
General and administrative*	723	1,818	3,698	5,337
Amortization of deferred stock compensation	—	569	96	1,336
Impairment of long-lived assets and goodwill	—	(102)	—	(673)
Restructuring charges	1,500	—	1,500	180

Total operating expenses	6,820	10,059	23,808	27,949

Loss from operations	(3,197)	(4,801)	(10,910)	(15,626)
Interest income and other, net	118	334	447	979

Net loss	$(3,079)	$(4,467)	$(10,463)	$(14,647)

Basic and diluted net loss per common share	$(0.25)	$(0.40)	$(0.86)	$(1.36)

Shares used in computing basic and diluted net loss per common share	12,370	11,110	12,100	10,767

* Amounts exclude amortization of deferred stock compensation for the three and nine months ended September 30, 2004 and 2003 as follows:
Cost of service revenues	$—	$102	$—	$277
Sales and marketing	—	67	96	105
Research and development	—	141	—	292
General and administrative	—	259	—	662

	$—	$569	$96	$1,336

See accompanying notes to condensed consolidated financial statements.

BLUE MARTINI SOFTWARE, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating activities:
Net loss	$(10,463)	$(14,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment and amortization of intangible and other assets	346	1,049
Provision for doubtful accounts	(321)	29
Impairment of long-lived assets and goodwill	—	(673)
Amortization of deferred stock compensation	96	1,336
Changes in operating assets and liabilities:
Accounts receivable	288	762
Prepaid expenses and other assets	(29)	160
Accrued restructuring charges	(21)	(862)
Accounts payable, accrued employee compensation and other current liabilities	(3,216)	(1,301)
Deferred revenues	84	1,684

Net cash used in operating activities	(13,236)	(12,463)

Cash flows from investing activities:
Purchases of property and equipment	(155)	(460)
Sales and maturities of short-term investments	2,296	18,823

Net cash provided by investing activities	2,141	18,363

Cash flows from financing activities:
(Increase) decrease in restricted cash	314	358
Net proceeds from issuance of common stock	2,216	2,639

Net cash provided by financing activities	2,530	2,997

Effect of exchange rate changes on cash and cash equivalents	(108)	(538)

Net increase (decrease) in cash and cash equivalents	(8,673)	8,359
Cash and cash equivalents at beginning of period	14,361	6,371

Cash and cash equivalents at end of period	$5,688	$14,730

Supplemental disclosure of non-cash activities:
Issuance (retirement) of common stock and warrants for Cybrant Corp.	$—	$(102)

See accompanying notes to condensed consolidated financial statements.

BLUE MARTINI SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the entire year ending December 31, 2004.

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

Reclassification

Restricted cash of $648,000 and $962,000 on the balance sheet as of September 30, 2004 and December 31, 2003, respectively, were reclassified from cash and cash equivalents for the same periods. On the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2003, the movement in sales return reserve of approximately $1.1 million was reclassified from the provision for doubtful accounts to accounts receivable to conform with the 2004 presentation.

Note 2.    Letter of Credit and Restricted Cash

The Company obtained a letter of credit totaling $1.2 million as of December 31, 2002 in lieu of security deposits to secure facility lease obligations. As of September 30, 2004, the remaining balance on the letter of credit was $583,000, and the Company pledged $648,000 of cash equivalents as security for the letter of credit.

BLUE MARTINI SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3.    Restructuring Charges

From 2001 through 2003, the Company implemented various restructuring plans intended to strengthen the Company’s operating performance and competitive position by reducing the Company’s workforce across all functional areas and consolidating facilities in North America and worldwide. In order to continue to reduce expense levels and to further improve the operating performance, the Company initiated an additional restructuring of its operations during the third quarter of 2004 (the “2004 Restructuring”). The following table summarizes the activities related to accrued restructuring charges (in thousands) for the nine months ended September 30, 2004:

	Accrued at December 31, 2003	Expense	Cash Payments	Accrued at September 30, 2004
Lease cancellations—prior to 2004 restructuring	$2,431	$—	$(672)	$1,759
Lease cancellations—2004 restructuring	$—	$232	$(46)	$186
Severance and related charges—2004 restructuring	—	1,268	(803)	465

	$2,431	$1,500	$(1,521)	$2,410

At September 30, 2004, we had aggregate operating lease commitments of approximately $5.9 million, payable through 2006, of which, approximately $1.9 million have been accrued and reflected on the balance sheet as accrued restructuring charges net of expected sublease income. The quarterly lease commitments relating to accrued restructuring charges net of expected sublease income are approximately $600,000.

The costs associated with the Company’s workforce reductions consist primarily of severance payments, health benefits, payroll taxes and other associated termination costs incurred in connection with the 2004 Restructuring. The remaining obligations as of September 30, 2004 relate to a few remaining terminations that have yet to be completed. The Company expects to complete the reduction of the remaining employees within the next two months.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(3,079)	$(4,467)	$(10,463)	$(14,647)
Unrealized gains (losses) on available-for-sale investments, net of tax	6	(523)	(96)	(204)
Change in cumulative translation adjustment	(13)	(44)	(108)	(538)

Comprehensive net loss	$(3,086)	$(5,034)	$(10,667)	$(15,389)

BLUE MARTINI SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5.    Net Loss Per Common Share

The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive (in thousands):

	Three and Nine Months Ended September 30,
	2004	2003
Shares issuable under stock options	4,016	3,745
Shares of restricted stock subject to repurchase	—	24
Shares issuable pursuant to warrants	477	477
Weighted average exercise price of stock options and warrants	$5.35	$5.43

Note 6.    Commitments and Contingencies

Legal Actions

From time to time, the Company may be subject to legal proceedings and claims, asserted or unasserted, that are in the ordinary course of business. The Company cannot predict the outcome of these proceedings and claims or the possible impact on the Company is not probable or estimable.

Indemnifications

The Company sells software licenses and services to its customers under contracts which the Company refers to as Software License and Service Agreements (each an “SLSA”). Each SLSA contains the key terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that may be awarded against the customer in the event the Company’s software is found to infringe upon a patent, copyright, trademark or other proprietary right of a third party. The SLSA generally limits the scope of, and remedies for, such indemnification obligations in a variety of industry-standard respects, including the right to replace an infringing product.

The Company believes its internal development processes and other policies and practices are designed to limit its exposure related to the indemnification provisions of the SLSA. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which, with limited exception, assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of September 30, 2004. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement claims under the SLSA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(3,079)	$(4,467)	$(10,463)	$(14,647)
Add: Stock-based employee compensation included in reported loss	—	569	96	1,336
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(274)	(622)	(1,332)	(2,634)

Pro forma net loss	$(3,353)	$(4,520)	$(11,699)	$(15,945)

Net loss per share:
Basic and diluted—as reported	$(0.25)	$(0.40)	$(0.86)	$(1.36)

Basic and diluted—pro forma	$(0.27)	$(0.41)	$(0.97)	$(1.48)

Consistent with the Company’s accounting for deferred tax assets resulting from the exercise of employee stock options in the accompanying condensed consolidated financial statements, the Company has not provided a tax benefit on the proforma expense in the above table.

For the above calculation, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option valuation model with no expected dividends. The risk-free interest rate used is the U.S. Treasury bill rates for the relevant expected useful lives. The Company estimated the expected useful lives based on vesting and purchase periods and terms of the options. The expected volatility was based on the historical volatility of the Company’s stock equal to the expected lives of the options. The following table shows the weighted average assumptions for stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Risk-free interest rate	2.2%	3.3%	2.1%	3.3%
Expected life (in years)	3.22	3.44	3.12	3.71
Expected volatility	44%	55%	45%	73%

Stock options granted for the three months ended September 30, 2004 and 2003 had estimated fair values of $0.88 and $1.68, respectively, and $1.32 and $1.75 for the nine months ended September 30, 2004 and 2003, respectively, as calculated using the Black-Scholes option valuation model.

BLUE MARTINI SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The weighted average fair values of common stock purchase rights (per-share) granted under the 2000 Employee Stock Purchase Plan were estimated using the Black-Scholes option valuation model with the following weighted average assumptions used for purchases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Risk-free interest rate	1.2%	2.6%	1.8%	2.6%
Expected life (in years)	0.49	0.49	0.49	0.49
Expected volatility	47%	76%	50%	83%
Dividends	0%	0%	0%	0%

The weighted average estimated fair values of the common stock purchase rights granted under the 2000 Employee Stock Purchase Plan were $1.35 and $1.17 for the three months ended September 30, 2004 and 2003, respectively, and $1.26 and $1.32 for the nine months ended September 30, 2004 and 2003, respectively, using the Black-Scholes option valuation model.

Note 8.    Significant Customer Information

For the three months ended September 30, 2004, two customers, respectively, accounted for 15% and 10% of total revenues. Three customers, respectively, accounted for 31%, 12% and 11% of net accounts receivable. For the three months ended September 30, 2003, three customers, respectively, accounted for 25%, 20% and 11% of total revenues. Two customers, respectively, accounted for 43% and 12% of net accounts receivable.

Note 9.    Recent Accounting Pronouncements

In June 2004, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) Issue No. 03-1 (“EITF 03-1”), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF Issue No. 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued EITF 03-1-1, which delayed the accounting provisions of EITF Issue No. 03-1; however the disclosure requirements are effective for the Company’s annual period ending December 31, 2004. The Company will evaluate the impact of EITF Issue No. 03-1 once final guidance is issued but does not expect the adoption of EITF 03-01 will have a material effect on its financial position, results of operations or cash flows.

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

We market our application suite primarily through a direct sales force. We also engage in alliances with systems integrators and technology vendors to assist us in marketing and selling our software and related services. Some of our customers use systems integrators to implement our product, and systems integrators can significantly influence our customers’ purchasing decisions. We primarily target our products to customers competing in the commercial and consumer markets.

While the majority of our revenues to date have been derived from customers in the United States, international revenues accounted for 28% of our revenues for the nine months ended September 30, 2004. We believe that international revenues may fluctuate as a percentage of revenues in the near term due to variability in the number and size of our license deals and related service engagements. We believe that, if we are not successful selling through indirect channels, the percentage of revenue from international sources will decline in the future as a result of our most recent reduction in force which significantly reduced our sales and marketing resources. Our quarterly operating results have experienced seasonal fluctuations in the past and may continue to fluctuate based on several factors, including our customers’ budgeting cycles, sales incentive plans, and general economic conditions in markets where we conduct business.

To date, we have derived a significant portion of our revenues from a small number of customers. The loss of a major customer or the delay or cancellation of anticipated significant license contracts would adversely affect our revenues and operating results in a particular quarter. Failure to obtain a significant number of new customers or additional orders from existing customers in any period would adversely affect our business and operating results. For the three months ended September 30, 2004, two customers respectively accounted for 15% and 10% of total revenues. Three customers respectively accounted for 31%, 12% and 11% of net accounts receivable. See Note 8, Significant Customer Information, above.

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

We believe that our greatest challenges as a company are to increase our sales pipeline, to assist current and prospective customers to realize the value of our solutions, to maintain and expand relationships with existing customers and partners and thereby, to achieve profitability. In 2004, our license and total revenues for the second and third quarters were significantly below our expectations primarily due to the continued uncertainty surrounding information technology (IT) spending by both current and prospective customers. We believe this uncertainty will continue in the near term. Companies have significantly reduced their budgets for IT projects and streamlined their IT organizations, thus limiting their capacity to execute new projects. They are maintaining their current IT systems rather than investing in system upgrades or replacements. In this environment, sales transactions require a prolonged and expensive evaluation process as customers are cautious to commit their resources. As a result, we are adjusting our marketing strategy to address the cautious spending environment and its commensurate IT resource constraints and to further reduce our cost structure.

To help our existing and prospective customers overcome their IT budget and resource limitations and to lower the perceived risk of investing in a new IT solution, we will allow them to try our solutions before committing to a full implementation. We will also offer new solution packs that will allow customers to implement certain product functionality in a packaged implementation that is less expensive and faster to implement than a broader enterprise software solution. The pricing for these solution packs will differ from our previous approach to pricing, which may affect our revenues accordingly.

In the third quarter of 2004, we reduced our cost structure to align both headcount and program expenditure resources with areas of highest revenue generation potential and with our adjusted marketing strategy. We reduced our workforce from approximately 200 employees at the end of the second quarter of 2004 to 134 employees as of September 30, 2004 and to approximately 120 employees at the end of October 2004. The workforce reductions during the third quarter of 2004 affected all organizations including product development, professional services, general and administrative and sales and marketing. In addition, as part of our cost management structure, we also outsourced our information technology infrastructure and may outsource portions of other functions.

As a result of these cost reductions, our operating expenses in the third quarter of 2004 were in transition and reflected restructuring charges as well as one-time benefits derived from reduced business activity level. The one-time benefits resulted in reductions to our general and administrative and research and development expenses. In the fourth quarter of 2004, we anticipate operating expenses under our adjusted ongoing cost structure to be in the range of $4.5 to $5 million, reflecting a 40% reduction from the second quarter of 2004, which was the last full quarter before the third quarter’s cost reductions.

During the third quarter of 2004, we filled key positions in our executive team. The new executives lead our global consulting services and product development organizations.

Results of Operations for the Three and Nine Months Ended September 30, 2004 and 2003

Revenues

License

	Three months ended September 30, 2004	Three months ended September 30, 2003	% Change	Nine months ended September 30, 2004	Nine months ended September 30, 2003	% Change
License revenues (in thousands)	$1,585	$4,203	(62)%	$6,517	$8,469	(23)%
Percentage of total revenues	23%	46%		28%	34%

The decrease in license revenues for the three months ended September 30, 2004 as compared to the same period in 2003 was due to a reduction in the average selling price and to a lesser extent a decrease in the number of license transactions. The reduction in the average selling price reflects three unusually large transactions in the third quarter of 2003. We attribute the lower average selling price and reduced number of license transactions in the third quarter of 2004 to the uncertainty in information technology spending by potential customers in our markets. The decrease in license revenue for the nine months ended September 30, 2004 as compared to the same period in 2003 was due to the decrease in the average selling price of our software license transactions and a decrease in the number of license transactions, mostly attributable to the unusually high average selling price in the third quarter of 2003 as discussed above, and a decrease in the number of license transactions.

Service

	Three months ended September 30, 2004	Three months ended September 30, 2003	% Change	Nine months ended September 30, 2004	Nine months ended September 30, 2003	% Change
Service revenues (in thousands)	$5,211	$4,851	7%	$16,355	$16,115	1%
Percentage of total revenues	77%	54%		72%	66%
Professional services	$2,965	$2,711	9%	$9,506	$10,072	(6)%
Maintenance	$2,246	$2,140	5%	$6,849	$6,043	13%

Service revenues include maintenance and professional services revenues. The increase in professional services revenues for the three months ended September 30, 2004 as compared to the corresponding period in the prior year was due to the unusually low professional services revenue in the third quarter of 2003 which resulted from allocating extra professional services employees to a fixed priced consulting services project during that quarter. The decrease in professional services revenues for the nine months ended September 30, 2004 as compared to the corresponding period in the prior year was due to the continued transitioning of professional services to our system integrator partners combined with the decrease in license revenue. The increase in maintenance revenues for the three and nine months ended September 30, 2004 as compared to the corresponding periods in the prior year resulted from the increase over time of the customer base under maintenance arrangements. Our annual maintenance renewal rates continue to exceed 90% on both ongoing customer count and dollar amount bases.

Cost of Revenues

Cost of License Revenues

	Three months ended September 30, 2004	Three months ended September 30, 2003	% Change	Nine months ended September 30, 2004	Nine months ended September 30, 2003	% Change
Cost of license revenues (in thousands)	$215	$439	(51)%	$697	$1,112	(37)%
Percentage of total revenues	3%	5%		3%	5%
Percentage of license revenues	14%	10%		11%	13%

Cost of license revenues consists primarily of royalties payable to third parties, and through the end of 2003, amortization of purchased intangible assets for software that is either embedded in or bundled with our products. The decline in cost of license revenues as a percentage of total revenues for the three and nine months ended September 30, 2004 as compared to the corresponding period in the prior year is primarily due to two factors: the full amortization of purchased intangibles at the end of 2003, and the impact of a fixed component of cost of license on a higher license revenue base. Since these purchased intangibles were fully amortized in December 2003, cost of license revenue, when expressed in dollar terms, decreased for the third quarter of 2004 as compared to the corresponding period in the prior year. The increase in costs as a percentage of license revenues for the three months ended September 30, 2004 compared to the same period in the prior year was attributable to the fixed component of the cost of license on a significantly lower revenue base. In the near term, our cost of license revenues, when expressed in dollar terms, is expected to fluctuate with license revenues.

Cost of Service Revenues

	Three months ended September 30, 2004	Three months ended September 30, 2003	% Change	Nine months ended September 30, 2004	Nine months ended September 30, 2003	% Change
Cost of service revenues (in thousands)	$2,958	$3,357	(12)%	$9,277	$11,149	(17)%
Percentage of total revenues	44%	37%		41%	45%
Percentage of service revenues	57%	69%		57%	69%

Cost of service revenues consists primarily of salaries and other personnel-related expenses, reimbursable expenses, costs of services provided by third-party consultants engaged by the Company, allocated overhead costs, and depreciation of equipment used to provide consulting services, technical support and training. Allocated overhead costs for costs of services and other expense categories include facilities and information systems. The decrease in dollar terms for the three and nine months ended September 30, 2004 as compared to the corresponding periods in the prior year was primarily due to a decrease in average headcount in our consulting services organization of approximately 25%. Our cost of service revenues may fluctuate in the near term, based on fluctuations in related service revenues and the extent to which we use subcontractors.

Operating Expenses

Sales and Marketing

	Three months ended September 30, 2004	Three months ended September 30, 2003	% Change	Nine months ended September 30, 2004	Nine months ended September 30, 2003	% Change
Sales and Marketing (in thousands)	$3,106	$5,131	(39)%	$12,193	$14,224	(14)%
Percentage of total revenues	46%	57%		53%	58%

Sales and marketing expenses consist primarily of salaries, commissions, and other personnel-related expenses associated with our direct sales and marketing personnel, allocated overhead expenses, and costs of marketing programs including trade shows, promotional activities and media events. The decrease in sales and marketing expenses for the three and nine months ended September 30, 2004 as compared to the same periods in 2003 was primarily due to decreased commissions resulting from lower license revenues and the partial consequence of the 42% decrease in our sales and marketing headcount resulting from the restructuring events that occurred in the third quarter of 2004. In dollar terms, we expect sales and marketing expenses to continue to decrease in the near term reflecting the reduction in force and cost structure during the third quarter of 2004.

Research and Development

	Three months ended September 30, 2004	Three months ended September 30, 2003	% Change	Nine months ended September 30, 2004	Nine months ended September 30, 2003	% Change
Research and Development (in thousands)	$1,491	$2,643	(44)%	$6,321	$7,545	(16)%
Percentage of total revenues	22%	29%		28%	31%

Research and development expenses consist primarily of salaries and other personnel-related expenses for engineering personnel, allocated overhead costs, costs of contractors, and depreciation of equipment used in the development of our software products. To date, all costs related to the development of our software have been expensed as incurred. The decrease in our research and development operations in the three and nine months ended September 30, 2004 as compared to the same periods in 2003 was primarily due to a 46% decrease in headcount resulting from the July 2004 workforce reduction and natural attrition and a reversal of employee compensation accrual of approximately $240,000 due to the reduced level of headcount and overall activity.

In the near term, we expect research and development expenses, in dollar terms, to remain consistent with the third quarter 2004 level.

General and Administrative

	Three months ended September 30, 2004	Three months ended September 30, 2003	% Change	Nine months ended September 30, 2004	Nine months ended September 30, 2003	% Change
General and Administrative (in thousands)	$723	$1,818	(60)%	$3,698	$5,337	(31)%
Percentage of total revenues	11%	20%		16%	22%

General and administrative expenses include costs associated with our finance, human resources, legal, and other administrative functions. These costs consist primarily of salaries and other personnel-related expenses, professional fees, insurance premiums, provision for doubtful accounts, equipment depreciation, and allocated overhead costs. The decrease in general and administrative expenses in the three and nine months ended September 30, 2004 from the corresponding periods in the prior year was primarily due to a headcount decrease of 33% during the third quarter of 2004, a $294,000 reduction in the allowance for bad debt in the third quarter of 2004 due to the revised estimates of potential losses in certain receivables, the reduction of compensation-related accruals related to reduced headcount and reduced general activity level and other cost savings from lower insurance premiums and reductions in outside services costs. In addition, while our costs relating to the Sarbanes-Oxley 404 compliance are minimal at this time, we expect our costs to increase in the next 12 months as we progress though the compliance process. We expect general and administrative expenses to be within the range of $1.3 million to $1.5 million per quarter in the near term.

Amortization of Deferred Stock Compensation

	Three months ended September 30, 2004	Three months ended September 30, 2003	% Change	Nine months ended September 30, 2004	Nine months ended September 30, 2003	% Change
Stock-based compensation (in thousands)	$—	$569	(100)%	$96	$1,336	(93)%

Amortization of deferred stock compensation consists of the amortization of deferred stock compensation using the accelerated method, net of an adjustment for unvested options of terminated employees during the quarter that reverses previously recognized expenses.

As of December 31, 2003, all deferred stock compensation was fully amortized. Deferred stock compensation expenses for the nine months ended September 30, 2004 consists of a charge of $96,000 in the first quarter of 2004 due to the accelerated vesting of options in connection with a termination agreement with a former Company executive.

Restructuring

	Three months ended September 30, 2004	Three months ended September 30, 2003	Nine months ended September 30, 2004	Nine months ended September 30, 2003
Restructuring charges (in thousands)	$1,500	—	$1,500	$180

As further discussed in Note 3 to the Company’s Notes to Condensed Consolidated Financial Statements, in July and September 2004, the Company implemented restructuring plans intended to strengthen its future operating performance and competitive position by preserving cash and reducing costs. The restructuring resulted in a headcount decrease of more than 60 employees and severance related expenses of $1.3 million. In addition, the Company vacated excess facilities and accrued approximately $232,000 related to the costs with satisfying remaining lease commitments. The restructuring charges of $180,000 for the nine months ended 2003 related to severance and other related charges.

Stock Option Plans

Description of Plans. The Company’s stock option program consists of two plans: the 2000 Equity Incentive Plan and the 2000 Non-Employee Directors’ Stock Option Plan. Stock options granted under these plans expire no later than ten years from the grant date and generally vest over a year to four years. The Incentive Plan is administered by our board of directors, which has the authority to designate participants and to determine the number and type of options to be granted, the time when options become exercisable, the method of payment and any other terms or conditions of the options. The Directors’ Plan designates participants and specifies the number, type, term and pricing of options granted, the exercisability and vesting schedule of such options, the method of payment and other terms and conditions. The Directors’ Plan is administered by our board of directors, which has the authority to determine provisions of options only to the extent not specified in the

Directors’ Plan. Please refer to Note 10, Stockholders’ Equity, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for further information regarding the Company’s stock plans.

The following table summarizes plan activity for the nine months ended September 30, 2004 (in thousands, except per share amounts):

	Shares Available for Grant	Number of Options	Weighted Average Exercise Price per Share
Balances, December 31, 2003	5,437	3,300	$5.15
Additional shares authorized	1,594	—	—
Granted	(2,622)	2,622	4.01
Exercised	—	(604)	2.45
Cancelled	1,302	(1,302)	4.63

Balances, September 30, 2004	5,711	4,016	$4.98

Exercisable, September 30, 2004		1,690

Weighted-average exercise price of options granted with exercise prices equal to fair value at date of grant	—	2,622	$4.01

The following table summarizes information about stock options as of September 30, 2004 (option amounts in thousands):

Options Outstanding				Options Exercisable
Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Per Share Exercise Price	Number of Options	Weighted Average Per Share Exercise Price
$ 0.07 - $ 2.66	630	4.23	$2.51	506	$2.49
$ 2.68 - $ 3.94	1,773	7.38	3.01	325	3.58
$ 4.23 - $ 6.44	1,415	9.02	5.43	662	5.72
$ 10.50 - $ 15.26	103	5.67	10.85	102	10.83
$ 17.50 - $ 21.00	4	6.00	19.04	4	19.04
$ 42.00 - $ 63.00	87	5.54	42.35	87	42.35
$140.00 - $140.00	4	5.81	140.00	4	140.00

	4,016	7.38	$4.98	1,690	$6.85

Interest Income and Other, Net

Interest income and other, net consists primarily of interest income from cash, cash equivalents and short-term investments. Interest income and other were $118,000 and $334,000 for the three months ended September 30, 2004 and 2003, respectively, and $447,000 and $979,000 for the nine months ended September 30, 2004 and 2003, respectively. The decrease was due to the decline in balances of cash, cash equivalents and short-term investments over time while interest rates remain relatively low. We expect interest income to decrease as the amount of cash and cash equivalents available for investment decreases as cash is used in operations assuming interest rates remain at the current low level.

Liquidity and Capital Resources

(in thousands)	September 30, 2004	December 31, 2003
Cash and cash equivalents and short term investments	$34,161	$45,226
Working capital	27,912	36,623
Stockholders’ equity	28,364	36,719

Our cash and cash equivalents consist primarily of money market funds, commercial paper and U.S. treasury and government agency securities. All of our investments are classified as “available-for-sale” and carried at fair value based on quoted market prices in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Net cash used in operating activities was $13.2 million and $12.5 million for the nine months ended September 30, 2004 and 2003, respectively. The increase was primarily due to payments of current liabilities, partially offset by a reduced net loss.

Net cash provided by investing activities was $2.1 million and $18.4 million in the nine months ended September 30, 2004 and 2003, respectively. The difference was due primarily to the timing of sales and maturities of short-term investments.

Net cash provided by financing activities was $2.5 million and $3.0 million for the nine months ended September 30, 2004 and 2003, respectively, primarily due to reduced employee option exercises. In September 2003, employees exercised options that were to expire in connection with our stock option exchange program resulting in higher than typical proceeds from financing activities in 2003.

At September 30, 2004, we had aggregate operating lease commitments of approximately $5.9 million, payable through 2006, of which, approximately $1.9 million have been accrued and reflected on the balance sheet as accrued restructuring charges net of expected sublease income.

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

The continued uncertainty surrounding information technology spending and the existence or even the anticipation of an uncertain economic and political environment by potential customers in the markets we operate in has affected the demand for our applications, caused pricing pressures for our products, increased sales cycles and customer requests for extended payment terms. We expect current conditions to continue in future periods, which could in turn materially reduce our liquidity.

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

Risks Related To Our Financial Condition

•	We have incurred losses throughout our operating history. These losses may continue for the foreseeable future, and we may not achieve profitability.

•	Our declining cash balance and volatile stock price have affected our potential and current customers’ and partners’ perception of our viability, which in turn could affect our ability to close sales and partnership transactions.

•	Cost-reduction efforts may harm our productivity and service levels.

Risks Related To Our Products

•	If we fail to keep pace with technological innovation, improve our existing products, or develop new products, our application suite could become obsolete and our revenues would decline.

•	The new IT solution packs we will be offering to help customers overcome resource limitations and the perceived risk of IT investment may not succeed in increasing revenues from our customers.

•	If we fail to release new versions and upgrades of our application suite in a timely manner, customers may license competing products and our revenues may decline.

•	If our application suite does not successfully function for customers with large numbers of transactions, customers or product offerings, we may lose sales and suffer decreased revenues.

•	Our applications may be implemented in a way that does not capture our customers’ business processes or address their needs.

•	Loss or unavailability of key technologies licensed to us by third parties could affect our ability to license our product.

•	If our product does not operate with the wide variety of hardware, software and operating systems used by our current and potential customers, our revenues would be harmed.

•	Defects in our application suite could diminish demand for our application suite and result in loss of revenues, decreased market acceptance, injury to our reputation and product liability claims.

•	If we are unable to protect our intellectual property or become subject to intellectual property infringement claims, we may lose a valuable asset or incur costly and time-consuming litigation.

•	We intend to shift some aspects of the development of our products to offshore resources, which may affect the quality of our products and the speed and cost of our development efforts.

Risks Related to Our Market and Our Ability to Sell

•	The economic downturn and related caution in IT spending has significantly affected demand for our products and services and may continue to adversely affect future revenues.

•	We may not be able to maintain our competitive position against current and potential competitors.

•	The sales cycle for our products is long and variable, which makes it difficult to predict our future revenues and may cause our operating results to vary significantly.

•	We have recently changed several aspects of our sales strategy and process with the intention of improving our sales pipeline and results, including changes in the way we offer our products and services to current and prospective customers, generate leads, and target and approach accounts, and we intend to make additional changes in the future. We expect that it may take up to twelve months or longer to see positive results from these changes, although these changes may not show positive results during that period or at all. As a result of these changes, our ability to market and license our software may be limited accordingly.

•	A small number of customers have accounted for a substantial portion of our revenues. This pattern is likely to continue for the foreseeable future; as a result, our revenues could decline due to the loss or delay of a single customer order, the delay in recognizing revenue associated with a single customer order, or the failure to collect revenue associated with a single customer.

•	We may not successfully establish ourselves in international markets or generate significant revenues abroad, which could result in slower revenue growth and harm our business.

•	Increasing government regulation of the Internet, imposition of sales and other taxes on products sold by our customers over the Internet and privacy concerns relating to the Internet could reduce the licensing of our application suite and harm our business.

•	We are working to develop an indirect sales channel, which may take significant time and effort. We cannot predict with certainty whether this channel will produce significant revenue, or how long it will to do so.

Risks Related To System Integrators

•	Our failure to develop and maintain strong relationships with consulting and system integrator firms (CSIs) would harm our ability to market and implement our application suite, which could reduce future revenues and increase our expenses.

Other Risks

•	Changes in accounting policies and practices created and interpreted by authoritative agencies may have a significant effect on our reported results and may even affect the reporting of transactions completed before a change is announced.

•	We may enter into mergers or acquisitions in the future; our business could be affected by the distraction and challenges of such transaction.

•	Although the purported shareholders’ derivative complaint against us relating to our IPO has been favorably resolved, and we have agreed in principle to a tentative global settlement, which remains subject to a number of procedural conditions and formal approval by the court, of the securities class action claims against us and other companies relating to our collective IPOs, as a technology company with a volatile stock price, we may be at risk of other litigation, which could result in substantial costs and divert management attention and resources.

•	We may have difficulty retaining or recruiting qualified personnel, including key executives, which could impact various areas of the Company, including development of our application suite, the marketing and licensing of our products and services, or the provision of our professional services.

•	Our Chairman and CEO maintains significant control over Blue Martini, which may lead to conflicts with other stockholders over corporate strategy and other issues.

•	We have implemented anti-takeover provisions that could discourage or prevent a takeover.

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

Foreign Currency Exchange

Through September 30, 2004, most of our recognized revenues have been denominated in United States dollars and were from both domestic and international customers. Some of our recognized revenues have been denominated in foreign currencies including the euro, the British pound and the Japanese yen. Our exposure to foreign currency exchange rate changes has not been material. We expect that a portion of future license and service revenues will continue to be derived from international markets and be denominated in the currency of the applicable market. We have incurred operating expenses denominated in foreign currencies. Our future operating results may become subject to significant fluctuations based upon changes in the exchange rates of foreign currencies in relation to the United States dollar. In the future, we expect to engage in international sales denominated in both the United States dollar and in foreign currencies. An increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations and, when appropriate, may use economic hedging techniques in the future to minimize the effect of these fluctuations, we can make no assurances that exchange rate fluctuations will not adversely affect our financial results in the future. Through September 30, 2004, we have not engaged in foreign currency hedging activities.

Fixed Income Securities

At September 30, 2004 we had an investment portfolio of fixed income securities, including those classified as cash equivalents, of $34.8 million compared to $46.2 million at December 31, 2003. Our exposure to financial market risk, including changes in interest rates, relates primarily to our investment portfolio. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. This exposure is limited by the establishment and strict monitoring of compliance with our investment policy which provides for investments in fixed income securities with maturities not exceeding 18 months. This policy also establishes credit quality standards and limits investment exposure to any one issuer. We do not invest in any derivative instruments. Due mainly to the relatively short-term nature of our available-for-sale investment portfolio, we do not believe that the fair value of our investment portfolio or related income would be significantly impacted by a 100 basis-point increase or decrease in interest rates.

ITEM 4.	EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Quarterly Evaluation of Our Disclosure Controls and Internal Controls:    As of September 30, 2004 (the “Evaluation Date”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (the “Disclosure Controls”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, and our internal controls and procedures for financial reporting (the “Internal Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including our CEO and CFO. Rules adopted by the SEC require that we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

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

Changes in Internal Controls over Financial Reporting:    In accordance with SEC requirements, our CEO and CFO note that, during the quarter ended September 30, 2004, there have been no changes in Internal Controls or in other factors that could materially affect or are reasonably likely to materially affect such controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Beginning in July 2001, Blue Martini, Monte Zweben, William Zuendt, certain of our former officers and directors and Goldman Sachs and the other underwriters of our initial public offering, or IPO, were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York, consolidated under the title In re Blue Martini Initial Public Offering Securities Litigation. Plaintiffs claim that the defendants violated the federal securities laws because our IPO registration statement and prospectus allegedly contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same Court against hundreds of other public companies that conducted IPOs of their common stock since the mid-1990s. On August 8, 2001, all IPO-related lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. In accordance with Judge Scheindlin’s orders, we did not answer the complaint, and no discovery was served. Also in accordance with Judge Scheindlin’s orders, plaintiffs filed amended consolidated complaints on April 19, 2002. We joined in a global motion to dismiss the IPO Lawsuits on July 15, 2002. On or about October 9, 2002, our directors and officers were dismissed without prejudice pursuant to a stipulated dismissal and tolling agreement between the plaintiffs and certain individual defendants. On November 1, 2002 Judge Scheindlin presided over an all-day hearing on the global motions to dismiss. On February 19, 2003, Judge Scheindlin issued a ruling on the global motion to dismiss; with respect to us, the motion was granted in part and denied in part. In June 2003, we joined in a tentative global settlement that would, among other things, result in the dismissal with prejudice of all claims against all issuers and their officers and directors in the IPO-related lawsuits, and the assignment to plaintiffs of certain potential claims that the issuers may have against their IPO underwriters. The tentative settlement provides that, in the event that the plaintiffs ultimately recover less than $1 billion in settlement or judgment against the underwriter defendants in the IPO-related lawsuits, the plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the plaintiffs’ guaranteed recovery. The tentative settlement does not involve any payment or admission of wrongdoing by us. In July 2003, pursuant to the authorization of a special litigation committee of the our Board of Directors, we entered into a non-binding memorandum of understanding reflecting the settlement terms described above. In September 2003, in connection with the possible settlement, our officers and directors described above who had entered tolling agreements with plaintiffs agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, the plaintiffs filed a motion for the court’s preliminary approval of the settlement. In July 2004, the IPO underwriter defendants filed a response opposing the motion for approval. Though Blue Martini executed the final settlement agreement in May 2004, it remains subject to a number of procedural conditions, as well as formal approval by the court. No amount has been accrued for as the Company does not believe a loss is probable or estimable.

ITEM 6.	EXHIBITS

Exhibit	Description of Document

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (2)

3.3	Amended and Restated Bylaws of the Registrant. (3)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Stock Certificate. (2)

10.32	Agreement by and between the Registrant and Eugene Davis dated August 27, 2004. (4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(4)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(4)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

(1)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended June 30, 2000 filed on August 11, 2000.
(2)	Incorporated by reference to the Registrant’s Form 10-K for the period ended December 31, 2002, filed on March 28, 2003.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-55374) filed on February 9, 2001.
(4)	Filed herewith.

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

Dated: November 11, 2004

BLUE MARTINI SOFTWARE, INC.
(Registrant)

/s/ MONTE ZWEBEN
Monte Zweben
Chairman and Chief Executive Officer

/s/ ERAN PILOVSKY
Eran Pilovsky
Chief Financial Officer