Form 10-K
period 2004-12-31
BLUE MARTINI SOFTWARE INC
filed 2005-03-30
CIK 1077814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Common Stock on June 30, 2004 as reported on the Nasdaq National Market was approximately $29,983,000. Shares of Common Stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of June 30, 2004. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock as of March 1, 2005 was approximately 13,075,413.

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

ITEM 1. BUSINESS

Recent Developments

On March 1, 2005, Blue Martini entered into an Agreement and Plan of Merger dated as of February 28, 2005 with Multi-Channel Holdings, Inc., or Multi-Channel, and BMS Merger Corporation, or Merger Sub, a wholly owned subsidiary of Multi-Channel, pursuant to which, subject to satisfaction or waiver of the conditions therein, Merger Sub will merge with and into Blue Martini, and Multi-Channel will acquire all of the outstanding common stock of Blue Martini. Upon the consummation of the merger, or the Effective Time, Blue Martini will become a wholly owned subsidiary of Multi-Channel. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources” for a more detailed discussion of the proposed merger.

Overview

Blue Martini LLC, a Delaware limited liability company, was founded in June 1998 and was succeeded in January 1999 by Blue Martini Software, Inc.

Blue Martini provides software designed to help companies increase revenues, or optimize sales, by proactively guiding sales people, partners, and customers through sales interactions. Companies can incorporate their specific sales and marketing expertise into our application software. The combination of this expertise along with the intelligence embedded in our applications allows our customers to automate important sales and marketing processes that otherwise would require significant time and effort from their product, marketing and sales experts. Our applications are designed to proactively guide sales interactions online, on the phone and in the store, resulting in higher revenues and allowing companies to extend their selling expertise throughout their entire sales force as well as to their partners and end customers.

Our software applications can help our customers increase sales and improve customer loyalty by:

•	Recommending to sales people when they should contact customers, what products they should suggest, and what they should say;

•	Guiding sales people, partners, and customers to the best solutions to meet their needs;

•	Providing customers with a unified customer experience across multiple channels including the website, call center, e-mail campaigns, and in the store;

•	Providing customers with web-based self-service; and

•	Making it easier for marketers to analyze, segment, and target customers for multi-step, multi-channel customer interactions that deliver relevant and timely messages.

Leading companies throughout the world have implemented our software, including AOL, Carrefour, Debenhams, DuPont, Harrah’s, Kohl’s, Lanier, and Saks Fifth Avenue.

Products

Our software offerings include products for sales, marketing, and commerce.

Blue Martini Sales. We provide sales applications for retailers and other companies that sell to consumers that help them maximize customer revenue. Blue Martini guided selling provides a web-based application that guides sales people, partners, and customers towards the best products or solutions for their needs. Our customers can use our software to take into account their users’ needs and preferences and guide them through an interactive product recommendation and selection process to zero in on the right product. Our customers can also use our software to make it easier for their own customers to understand and compare features, get expert advice, find gifts for the right occasion, and select or configure products and services.

Retailers seek to maximize their revenue from their key customers. Our retail customers can use our Clienteling application to recommend to sales people which prospective customers they should contact and what they should communicate in order to bring them back to the store more often and increase the size of their orders. For this purpose, the application draws on insights about the customer to recommend products, reminds sales associates of relevant events for each customer, and helps a company maintain information about top customers as they transition between sales associates. Our customers can also use our applications to provide their sales people with real-time information about their key clients, including contact information, customer preferences, buying history and recent transactions, holds, service tickets and alterations, wish lists, events, and relevant reports. Sales people can access our applications in the store, online, at the point-of-sale, or via wireless devices.

Blue Martini Marketing. Blue Martini Marketing includes customer analytic and messaging applications. Our customers can use our analytics applications to analyze multi-channel customer information and make informed decisions about how to target and interact with customers. Our customers’ business users can use our analytics applications to do reporting, data mining, and online analytical processing (OLAP). Our customers’ marketing teams can use our messaging applications to enable marketers to define multi-step, multi-channel interactions with customers; for example, a retailer might use our messaging application for a coordinated launch of a new product involving e-mails, calls, and personalized website content aimed at key customers.

Blue Martini Commerce. Blue Martini Commerce helps companies address the challenge of deploying complex, multi-brand, multi-national websites. Blue Martini Commerce provides massive scalability, is highly extensible and supports all languages, currencies and virtually any payment methodology. Our customers’ business users work within the application’s intuitive environment to manage their websites and can leverage powerful merchandising, catalog and content management, and integrated analytics capabilities to provide customers with compelling interactions across all channels. We also offer an integrated contact center with Commerce.

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

Easy Deployment and Integration. Our applications are designed for our customers to implement quickly and efficiently and to fit easily within existing IT environments. Our applications can work stand-alone, as integrated into a disparate applications environment, or as extensions of existing customer relationship management (CRM) applications, such as sales force automation and campaign management.

Scalable Operations. Our application suite architecture is designed to support a large number of concurrent users, and our performance has undergone benchmark tests with excellent results. Our applications can be installed across any number of web and application servers, making it possible to support large amounts of content, products and concurrent users.

Vertical Expertise. Blue Martini has deployed solutions for leading retailers worldwide. Designed by retail experts in collaboration with customers, Blue Martini retail solutions for retail are modular point solutions that include retail-specific functionality, starter templates, and best practices. Applications can be deployed individually or as a complete package, so companies have the flexibility to address their most pressing issues quickly, with a roadmap to a future integrated solution. Blue Martini retail solutions are tailored to meet the unique competitive requirements inherent in the retail market.

Services

While our business model focuses on the development and licensing of software, we also offer a comprehensive selection of services to our customers, including professional, technical support and training services, as well as value-added data analysis services. In 2004, 2003 and 2002, revenues derived from these services accounted for 74%, 65% and 82% of our total revenues, respectively.

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

Blue Martini Managed Services. We have recently begun to offer our products on both a hosted basis and an on-demand basis. These new offerings are intended to allow our customers to deploy Blue Martini software more quickly without requiring significant internal IT resources.

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

Consulting and System Integrators (CSI). CSI alliance members typically manage the integration projects at our customer sites. We offer CSI alliance members partner program benefits such as discounted training fees, participation in joint marketing activities, access to our software, and the opportunity to participate in joint development projects within related industries. In addition, we have active customer referral programs. Our CSI alliance members help us develop customer relationships, and similarly we recommend our CSI alliance members to our customers. Our customers pay us directly for our application suite and pay our CSI alliance members directly for their services. By recruiting, training, and managing personnel deploying our software, CSI alliance members permit us to focus on our core competencies, such as developing and distributing our software application suite and providing additional product-specific technical expertise during consulting service engagements.

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

Technology

Our software application suite is built upon a three-tiered architecture designed to deliver consistent, high performance operation in an uncertain environment where demand imbalances and hardware failures are common. A layer of web servers handles Website requests. These web servers return and cache static content, but forward dynamic web requests to a layer of application servers. These application servers execute business logic that typically requires access to data stored in read-only catalog databases. To improve performance, our architecture automatically caches catalog and session data in memory to avoid slow database access. These catalog databases can also be replicated to further improve support for large numbers of customers without interruption. Customers can easily handle increased website volume by adding any combination of web, application or database servers. Read-write transaction databases record customer transactions as well as updates to end-customer profiles. Optionally, business logic for some functions can be executed as Java applets on the client to further enhance performance and scalability.

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

Research and development expenses totaled $7.5 million, $9.7 million and $13.4 million for 2004, 2003 and 2002, respectively.

Sales Capabilities

We currently have sales offices in France and the United States. Our sales and marketing headcount is 16 at December 31, 2004. In 2004, one customer, Masco Corporation, accounted for 12% of our total revenues or $3.3 million of revenues. In 2003, two customers each accounted for 13% of total revenues. Masco Corporation and America Online, Inc. accounted for $4.3 million and $4.2 million, respectively, of 2003 total revenues. In 2002, no individual customer accounted for more than 10% of total revenues. Our total revenues were $28.3 million, $32.6 million, and $33.6 million for 2004, 2003 and 2002, respectively. International revenues for 2004, 2003 and 2002 were $8.2 million, $7.6 million and $7.7 million, respectively, representing 29% of total revenues in 2004 and 23% in 2003 and 2002.

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

Competition

The market for our product is intensely competitive, rapidly evolving, and subject to rapid technological change. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could reduce our future revenues or earnings. We expect the intensity of competition to increase in the future. We face competition primarily from the following:

•	Internally Developed Systems. Information technology, or IT, departments of potential customers have developed or may develop systems that provide for some or all of the functionality of our product. We expect that internally developed application integration and process automation efforts will continue to be a principal source of competition for the foreseeable future. In particular, it can be difficult to license our product to a potential customer whose internal development group has already invested substantially in, and made progress towards completion of, the systems that our product is intended to replace.

•	Point Applications. Our products compete with stand-alone point solutions offered by providers such as BroadVision, Inc., Firepond, Inc., Selectica, Inc., Trilogy Software, Inc., Unica Corporation, and Vignette Corporation.

•	Components. Our products compete with components offered by vendors such as Art Technology Group, Inc., Microsoft Corporation and IBM Corporation.

•	Traditional Retail Applications. Our products compete with the retail suite vendors who continue to push outside of their traditional areas of comfort with new add-on products and they are: GERS, JDA and Retek.

•	Traditional CRM Software. Our products compete with CRM products offered by vendors such as E.piphany, Inc., Oracle Corp., PeopleSoft, Inc. (a subsidiary of Oracle Corp.), SAP AG, NCR and Siebel Systems, Inc.

•	E-Commerce On Demand. Blue Martini has recently released selected solutions available on demand. We are now competing with existing on demand solutions from companies such as Amazon and GSI, and recently, ATG announced an on demand version of its product.

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

We believe that the principal competitive factors affecting our market include:

•	vertical domain expertise;

•	product functionality and features;

•	product architecture and technology;

•	incumbency of vendors;

•	availability of global support;

•	relationship with system integrators;

•	coverage of direct sales force;

•	ease and speed of product implementation;

•	vendor and product reputation;

•	financial condition of similar vendors;

•	ability of products to support large numbers of concurrent users; and

•	price of the solution

•	flexibility in delivering the solution (premise, hosted and on-demand); we have recently introduced hosted and on-demand solutions;

•	customer referenceability;

•	measurable value (top and bottom line) to the customer; and

•	implementation complexity and time requirement.

We believe that our primary competitive advantages are our vertical domain expertise, the breadth and depth of our product’s functionality and features, measurable value, breadth of delivery options and our product architecture and technology. We may not be able to compete effectively against current and potential competitors, especially those with greater financial, sales, marketing, professional services, technical support, training and other resources.

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

We have one issued patent relating to our configuration products, issued on June 11, 2002 and expiring on December 30, 2019, and have several United States patent applications pending. It is possible that some or all of the patents that we have applied for will not be issued, and even if issued, that some or all may not be successfully defended. It is also possible that we may not develop proprietary products or technologies that are patentable, that any patent issued to us may not provide us with any competitive advantages or that the patents of others will harm our ability to do business.

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

Employees

As of December 31, 2004, we had 95 employees, of whom 80 were based in North America, 14 were based in Europe, and 1 was based in Asia. Of these employees, 16 were in sales and marketing, 25 were in product development, 39 were in professional services, technical support and training and 15 were in finance, human resources, legal, information systems and administrative functions. Our employees are not represented by any collective bargaining agreements (other than one French employee subject to the Syntec collective bargaining agreement), and we have never experienced a significant work stoppage. We believe our employee relations are good.

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

ITEM 2. PROPERTIES

Our principal administrative, research and development, sales, consulting and marketing activities are conducted in approximately 19,000 square feet of leased space in San Mateo, California. The lease covering this space expires in April 2006. In addition, we have a lease covering approximately 8,000 square feet in Boca Raton, Florida that expires in September 2006. We also lease office space in France, Japan and the United Kingdom on a short-term basis to support our worldwide sales and professional services organizations.

ITEM 3. LEGAL PROCEEDINGS

Beginning in July 2001, Blue Martini, Monte Zweben, William Zuendt, certain of our former officers and directors and Goldman Sachs and the other underwriters of our initial public offering, or IPO, were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York, consolidated under the title In re Blue Martini Initial Public Offering Securities Litigation. Plaintiffs claim that the defendants violated the federal securities laws because our IPO registration statement and prospectus allegedly contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same Court against hundreds of other public companies that conducted IPOs of their common stock since the mid-1990s. On August 8, 2001, all IPO-related lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. In accordance with Judge Scheindlin’s orders, we did not answer the complaint, and no discovery was served. Also in accordance with Judge Scheindlin’s orders, plaintiffs filed amended consolidated complaints on April 19, 2002. We joined in a global motion to dismiss the IPO Lawsuits on July 15, 2002. On or about October 9, 2002, our directors and officers were dismissed without prejudice pursuant to a stipulated dismissal and tolling agreement between the plaintiffs and certain individual defendants. On November 1, 2002 Judge Scheindlin presided over an all-day hearing on the global motions to dismiss. On February 19, 2003, Judge Scheindlin issued a ruling on the global motion to dismiss; with respect to us, the motion was granted in part and denied in part. In June 2003, we joined in a tentative global settlement that would, among other things, result in the dismissal with prejudice of all claims against all issuers and their officers and directors in the IPO-related lawsuits, and the assignment to plaintiffs of certain potential claims that the issuers may have against their IPO underwriters. The tentative settlement provides that, in the event that the plaintiffs ultimately recover less than $1 billion in settlement or judgment against the underwriter defendants in the IPO-related lawsuits, the plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the plaintiffs’ guaranteed recovery. The tentative settlement does not involve any payment or admission of wrongdoing by us. In July 2003, pursuant to the authorization of a special litigation committee of our Board of Directors, we entered into a non-binding memorandum of understanding reflecting the settlement terms described above. In September 2003, in connection with the possible settlement, our officers and directors described above who had entered tolling agreements with plaintiffs agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, Blue Martini executed a final settlement agreement with the plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement, subject to modification of one aspect of the settlement. The settlement remains subject to a number of procedural conditions, as well as final approval by the court.

On or about July 24, 2002, a complaint was filed against Blue Martini in the Supreme Court of the State of New York, County of Queens. The complaint, captioned Fresh Direct, Inc. v. Blue Martini Software, Inc., was filed by a customer that had licensed our products and engaged us to perform related services. The complaint was amended on or about August 26, 2002, to change the plaintiff to Fresh Direct, LLC as successor to Fresh Direct, Inc.. The amended complaint asserts claims for breach of contract, breach of warranty, negligent misrepresentation, fraud, and unjust enrichment. On or about September 18, 2002, we filed a motion to dismiss the amended complaint. On or about October 23, 2002, Fresh Direct opposed the motion to dismiss and filed a cross-motion for leave to file a second amended complaint, which we subsequently opposed. On or about March 24, 2003, the Court issued an order which granted in part and denied in part our motion to dismiss and granted Fresh Direct’s motion for leave to file the second amended complaint. In April 2003, we appealed the denial of the motion to dismiss, and in May 2003, we filed our answer to the second amended complaint and counterclaims for breach of contract and fraud. In May 2004, the appellate court affirmed the lower court’s decision respecting the motion to dismiss. The parties entered into a confidential settlement agreement (the “Settlement Agreement”), with no admission of liability, dated as of February 28, 2005. Pursuant to the Settlement Agreement, among other things, the parties will cause a stipulation of discontinuance to be filed in the Supreme Court of the State of New York, Queens County, and as of the Effective Date of the Settlement Agreement, as that term is defined therein, will release each other from any claims that each has against the other.

In November 2004, our customer, Harley-Davidson, Inc. (“Harley-Davidson”) notified Blue Martini by letter that a complaint had been filed in August 2004 in the United States District Court for the Easter District of Texas by Orion IP, LLC (“Orion”) asserting claims against Harley-Davidson and others for patent infringement. In the letter, Harley-Davidson asserted claims for warranty and/or indemnification and defense of the litigation purportedly arising under the Software License and Services Agreement between Harley-Davidson and Blue Martini.

Harley-Davidson has filed an answer denying infringement and a counterclaim for declaratory judgment of noninfringement, invalidity, and/or unenforceability of the patents. Blue Martini is currently investigating Harley-Davidson’s claim for indemnification and warranty. We believe that we have meritorious defenses against this claim for indemnification and intend to pursue them vigorously.

On or about March 1, 2005, a complaint was filed against the Company in the Court of Common Pleas of the State of South Carolina, County of Greenville. The complaint, captioned ScanSource, Inc. v. Blue Martini Software, Inc., was filed by a customer that had licensed certain products and engaged the Company to perform related services. The complaint asserts claims for breach of contract, breach of warranties, negligence, negligent misrepresentation, fraud, breach of contract accompanied by fraudulent acts, unfair or deceptive trade practices, and privacy. The Company believes that it has meritorious defenses against this lawsuit and intends to pursue them vigorously.

In addition, we may be subject to additional legal proceedings and claims, asserted or unasserted, that are in the ordinary course of business. We cannot predict the outcome of these proceedings and claims or their possible impact Blue Martini.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Our common stock is listed on the Nasdaq National Market under the symbol “BLUE”. The following high and low sales prices were reported by Nasdaq in each quarter during the last two years.

	High	Low
Year Ended December 31, 2004:
Fourth quarter	$3.40	$2.50
Third quarter	$4.44	$2.40
Second quarter	$5.55	$4.00
First quarter	$5.95	$3.80

Year Ended December 31, 2003:
Fourth quarter	$6.05	$4.34
Third quarter	$5.48	$3.50
Second quarter	$4.00	$2.56
First quarter	$3.14	$2.66

The reported last sale price of our common stock on the Nasdaq National Market on March 15, 2005 was $3.90, which reflects the effect of the merger announcement discussed in Item 7 and elsewhere in the document. The approximate number of holders of record of the shares of our common stock was 260 as of March 15, 2005. This number does not include stockholders whose shares are held in trust by other entities or stockholders who hold our shares beneficially, or in “street name.” We estimate that the number of beneficial stockholders of the shares of our common stock as of March 15, 2005 was approximately 9,200.

We have sold and issued no unregistered securities during the period covered by this report. We have never paid any cash dividends on our capital stock. For the foreseeable future, we intend to retain our earnings to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data is derived from our consolidated financial statements. This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of Blue Martini Software, Inc. and the notes to consolidated financial statements included elsewhere in this annual report. The consolidated statement of operations data set forth below for each of the years in the three-year period ended December 31, 2004 and the consolidated balance sheet data as of December 31, 2004 and 2003, are derived from, and qualified by reference to, the audited financial statements appearing elsewhere in this annual report. The statement of operations data for the periods ended December 31, 2001 and 2000, and the balance sheet data as of December 31, 2002, 2001 and 2000, are derived from audited financial statements not included herein. All references to earnings per share and the number of common shares reflect the one-for-seven reverse stock split of our outstanding shares of common stock, effected on November 13, 2002.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
License	$7,321	$11,479	$5,915	$20,438	$42,650
Professional services	11,791	12,795	19,330	28,419	26,520
Maintenance	9,174	8,321	8,378	11,057	5,081

Total revenues	28,286	32,595	33,623	59,914	74,251

Cost of revenues:
License	846	1,607	3,812	4,122	3,754
Professional services	9,398	10,636	16,046	30,405	29,051
Maintenance	2,613	3,049	4,118	6,954	5,625

Total cost of revenues	12,857	15,292	23,976	41,481	38,430

Gross profit	15,429	17,303	9,647	18,433	35,821

Operating expenses:
Sales and marketing	13,846	18,714	26,920	46,661	45,962
Research and development	7,541	9,713	13,380	18,623	14,671
General and administrative	5,037	6,786	7,590	10,900	11,449
Amortization of deferred stock compensation	188	1,336	(794)	12,014	30,571
Impairment of long-lived assets and goodwill	—	(673)	16,678	—	—
In-process research and development	—	—	800	—	—
Restructuring charges	1,678	180	6,363	6,257	—

Total operating expenses	28,290	36,056	70,937	94,455	102,653

Loss from operations	(12,861)	(18,753)	(61,290)	(76,022)	(66,832)
Interest income and other, net	710	1,184	2,438	6,418	4,745

Net loss before provision for income taxes	$(12,151)	$(17,569)	$(58,852)	$(69,604)	$(62,087)
Provision for income taxes	52	18	—	—	—

Net loss	$(12,203)	$(17,587)	$(58,852)	$(69,604)	$(62,087)

Basic and diluted net loss per common share	$(1.00)	$(1.61)	$(5.80)	$(7.62)	$(10.63)

Shares used in computing basic and diluted net loss per common share	12,200	10,950	10,140	9,136	5,839

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$32,326	$45,226	$59,433	$95,827	$156,341
Restricted cash	264	314	355	355	—
Working capital	26,615	37,287	51,073	84,151	129,676
Restricted cash, less current portion	358	648	962	1,317	—
Total assets	37,258	52,080	69,592	122,421	199,824
Long-term obligations	—	—	—	—	117
Total stockholders’ equity	26,987	36,719	51,105	102,462	156,171

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Blue Martini has entered into an Agreement and Plan of Merger dated as of February 28, 2005, or, the Merger Agreement, with Multi-Channel and Merger Sub, a wholly owned subsidiary of Multi-Channel, pursuant to which, subject to satisfaction or waiver of the conditions therein, Merger Sub will merge with and into Blue Martini and Multi-Channel will acquire all of the outstanding common stock of Blue Martini. Upon the consummation of the merger, or the Effective Time, Blue Martini will become a wholly owned subsidiary of Multi-Channel.

Under the terms of the Merger Agreement, the holders of shares of common stock of Blue Martini (other than stockholders who exercise appraisal rights under Delaware law) that are outstanding immediately prior to the Effective Time will receive $4.00 in cash for each share of Blue Martini common stock at the Effective Time. In addition, at the Effective Time, all stock options held by then-current employees and directors of Blue Martini will be accelerated in accordance with the terms of our stock option plans (unless lesser acceleration is provided for in the grant document related to such option) and cancelled, and the holder of each vested Blue Martini stock option that is outstanding immediately prior to the consummation of the Merger will receive into an amount in cash equal to, for each share of common stock of Blue Martini underlying such option, the excess, if any, of $4.00 over the exercise price per share of such option in consideration of such cancellation. At the Effective Time, all restricted stock awards held by then-current employees will immediately vest (unless lesser acceleration is provided for in the grant document related to such restricted stock award). The total value of the transaction is approximately $54 million.

The consummation of the Merger is conditioned upon, among other things, the adoption of the Merger Agreement by the holders of a majority in interest of Blue Martini’s outstanding common stock, customary regulatory approvals and other closing conditions. In order to induce Multi-Channel to enter into the Merger Agreement, certain directors and officers of Blue Martini who own in the aggregate approximately 28% of Blue Martini’s outstanding common stock have entered into voting agreements with Multi-Channel pursuant to which they have agreed, among other things, to vote in favor of the adoption of the Merger Agreement. The Merger is expected to close in the second quarter of 2005; however, there can be no assurances that the Merger will be consummated in that time period or at all.

This description of certain terms of the Merger Agreement and the transactions contemplated by the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which was filed as Exhibit 10.1 to the Form 8-K filed by us on March 4, 2005.

In connection with execution and delivery of the Merger Agreement, Golden Gate Private Equity, Inc. and Golden Gate Capital Investment Fund II, L.P. (collectively, the “Golden Gate Entities”) entered into a letter agreement in favor of Multi-Channel and Blue Martini (the “Commitment Letter”), pursuant to which the Golden Gate Entities committed to invest an amount in cash in Multi-Channel as a source of funding for the Merger that, together with the amount of cash that Multi-Channel may cause the surviving corporation to deposit with the paying agent, is equal to the aggregate merger consideration. The Golden Gate Entities’ commitment to invest such amount is conditioned only upon the prior fulfillment or waiver in writing by Multi-Channel of each and all of the conditions precedent to Multi-Channel’s and Merger Sub’s obligations to consummate the merger under the merger agreement.

The Golden Gate Entities further agreed that in the event that a court renders a judgment in a legal proceeding in which we claim or allege that Multi-Channel or Merger Sub has breached or committed a default under the merger agreement, and the terms of such judgment require that Multi-Channel or Merger Sub make a cash payment to Blue Martini, then the Golden Gate Entities will invest in Multi-Channel for the purpose of funding such judgment an amount in cash that is equal to the lesser of $5,000,000 or the cash payment required by the judgment. In addition, Multi-Channel and the Golden Gate Entities agreed not to cause or permit the redemption or repurchase by Multi-Channel of any securities of Multi-Channel held by the Golden Gate Entities until the cash payment required by such judgment has been paid in full by Multi-Channel and/or Merger Sub to Blue Martini.

The description of certain terms of the Commitment Letter and the transactions contemplated by the Commitment Letter is qualified in its entirety by reference to the full text of the Commitment Letter, a copy of which was filed as Exhibit 10.28 to this Annual Report on Form 10-K.

The following reflects management discussion and analysis of results and operations and financial position on a standalone basis without reflecting any changes resulting from the merger.

Overview of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the section below in the Item 7 entitled “Risk Factors” and our consolidated financial statements and notes thereto.

We provide sales optimization systems designed to enable companies to increase revenues by guiding salespeople, channel partners, and customers through sales interactions. Our revenues are derived from the licensing of our software, and the sale of related services, including hosted and on-demand use of our software. The license agreement for our software typically provides for an initial fee for use of the software in perpetuity, with use limited by the number of servers (CPUs), business unit, geographic area, brand or other similar limitations. Service revenues are principally derived from consulting services, maintenance and to a lesser extent, training. We started offering our software in hosted and on-demand environments in the fourth quarter of 2004. Revenues from these arrangements are recognized ratably during the term of the contract and were immaterial for 2004. Our maintenance agreements are typically payable in advance, entitle customers to receive software updates, maintenance releases, and technical support, and typically have a one-year term. Consulting services and training are generally sold on a time-and-materials basis.

We market our application suite primarily through a direct sales force; we have recently entered into agreements with a limited number of resellers, but these agreements have not yet generated revenues. We also engage in alliances with systems integrators and technology vendors to assist us in marketing and selling our software and related services. Some of our customers use systems integrators to implement our product, and systems integrators are a significant influence in our customers’ purchasing decisions. We primarily target our products to customers competing in the retail and retail-like markets.

While the majority of our revenues to date have been derived from customers in the United States, international revenues accounted for 29% of our revenues for 2004 and 23% for 2003 and 2002. We believe that international revenues will fluctuate as a percentage of revenues in the near term. Our quarterly operating results have experienced seasonal fluctuations in the past. Quarterly results fluctuate based on several factors, including our customers’ fiscal years, budgeting cycles, sales incentive plans, slow summer purchasing patterns and general economic conditions in markets where we conduct business.

To date, we have derived a significant portion of our revenues from a small number of customers. In 2004, one customer, Masco Corporation, accounted for $3.3 million of revenues or 12% of consolidated revenues. In 2003, two customers each accounted for 13% of total revenues. Masco Corporation and America Online, Inc. accounted for $4.3 million and $4.2 million, respectively, of total revenues in 2003. In 2002 no single customer accounted for more than 10% of our revenues. We expect that a small number of customers will continue to account for a substantial portion of our quarterly total revenues. Sales to our ten largest customers accounted for 50%, 54% and 42% of total revenues in 2004, 2003 and 2002, respectively. The loss of a major potential or existing customer or the delay or cancellation of anticipated significant license contracts would adversely affect our revenues and operating results in a particular quarter. Failure to obtain a significant number of new customers or additional orders from existing customers in any period would adversely affect our business and operating results.

Our operating expenses are based in part on our expectations of future revenues over the long term, and are largely fixed in the short term. As such, a delay in completion of new customer license contracts or the recognition of revenues from one or more license contracts could cause significant variations in our operating results from quarter to quarter and could result in significant variation in our quarterly results of operations. Our expectation is that this potential for variation may be reduced as we enter into more hosted and on-demand agreements, due to the ratable recognition of revenues from such arrangements. In addition, there is a risk that the introduction of hosted and on-demand transactions may result in the reduction of revenues in the short term.

Overview of 2004

In 2004, our license and total revenues were significantly below our expectations primarily due to the continued uncertainty surrounding information technology (IT) spending by both current and prospective customers. We believe this uncertainty will continue in the near term. In our experience, many of our target customers have reduced their budgets for IT projects and streamlined their IT organizations, thus limiting their capacity to execute new projects; many are maintaining their current IT systems rather than investing in system upgrades or replacements. In this environment, sales transactions require a prolonged and expensive evaluation process, as customers are cautious to commit their resources. As a result, we have sought to refine our marketing strategy to address the cautious spending environment and its commensurate IT resource constraints.

In the fourth quarter of 2004, we introduced modular solution packs and made our software available in hosted and on-demand environments. These marketing initiatives were taken to help our existing and prospective customers overcome their IT budget and resource limitations and to lower the perceived risk of investing in a new IT solution. We believe our hosted and on-demand offerings will allow our customers to use our software more quickly without placing a high demand on their IT departments. Our solution packs are intended to allow customers to implement certain product functionality in a packaged implementation that is less expensive and faster to implement than a broader enterprise software solution. We booked one hosted software transaction in the fourth quarter of 2004 resulting in immaterial revenues from this transaction in 2004. We did not generate any revenues in 2004 from modular solution packs.

Despite difficulties in achieving revenue growth, we have continued to manage our cost structure and cash burn. During 2004, our headcount decreased 55% from 210 on December 31, 2003 to 95 on December 31, 2004 and cash burn decreased from $14.6 million for the twelve months ended 2003 to $13.2 million for the twelve months ended 2004. As a partial offset to the reductions in force, we supplemented our direct headcount with outsourced offshore and onshore teams in the quality assurance, product development and IT functions. Average Days Sales Outstanding, or DSOs, calculated on an annual basis, decreased from 55 days in 2003 to 33 days in 2004.

We believe that our greatest challenges as a company are to close sales transactions more expeditiously, and to increase our sales pipeline. During 2004, our ability to sell was harmed by turnover in the leadership and staffing of our sales force. In 2005, we need to increase our sales force productivity and ensure that new members of our sales team become productive within a reasonable period. We also need to communicate better to our customers the value we believe our solutions offer, including our new modular solution packs and our managed services offerings. We continue to strive to improve our overall performance by strengthening our competitive position (which we intend to accomplish by strengthening the salesforce, narrowing our market focus, leveraging partners and resellers and offering hosted and on-demand solutions), controlling costs, effectively managing our cash flow and better aligning our management and organizational structure to support our sales efforts.

The “Results of Operations” section below discusses our 2004 results in more detail.

Results of Operations

Revenues

License

	2004	% Change 2004 to 2003	2003	% Change 2003 to 2002	2002
License revenue (in thousands)	$7,321	(36)%	$11,479	94%	$5,915
Percentage of total revenues	26%		35%		18%

The decrease in license revenues in dollar terms in 2004 as compared to 2003 was due to a decrease in the average selling price of our software license transactions and a decrease in the number of transactions in 2004 as compared to 2003. 2003 marked an improvement in our Company in that license revenues increased significantly from 2002. The increase in license revenues in dollar terms in 2003 as compared to 2002 was due to an increase in the average selling price of our software license transactions.

We began offering software products acquired from the Cybrant acquisition in the second quarter of 2002. Because our professional services related to these arrangements were deemed essential to the functionality of the software, we initially accounted for license revenues from the Cybrant software products using the percentage-of-completion method under Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. In the fourth quarter of 2002, upon repeated successful implementations of the Cybrant application, we determined that our professional services were not essential to the functionality of the software, and as such, in the fourth quarter of 2002, we began to recognize license transactions relating to the Cybrant software products upon delivery, instead of using the percentage-of-completion method, subject to meeting all other revenue recognition criteria.

Professional Services

	2004	% Change 2004 to 2003	2003	% Change 2003 to 2002	2002
Professional services revenue (in thousands)	$11,791	(8)%	$12,795	(34)%	$19,330
Percentage of total revenues	42%		39%		57%

Service revenues include revenues from consulting (professional services), and to a lesser extent training activities. In addition, we also included $17,000 of revenues related to our managed services/hosted software offering in the fourth quarter of 2004. In dollar terms, the decrease in professional services revenue in 2004 from 2003 and in 2003 from 2002 was primarily a result of the reduced software licensing activity and secondarily the result of driving more of the consulting services to our partners.

The hosted/on-demand offering, as discussed in the Overview above, is new in 2004. The offering is aimed at lowering potential customers’ perceived risk of investing in our software and eliminating lengthy and costly implementation cycles.

Maintenance

	2004	% Change 2004 to 2003	2003	% Change 2003 to 2002	2002
Maintenance revenue (in thousands)	$9,174	10%	$8,321	(1)%	$8,378
Percentage of total revenues	32%		26%		25%

Maintenance revenues are derived from maintenance agreements, which are typically payable in advance and entitle customers to receive software updates, maintenance releases and technical support. The agreements generally have a one-year term. The increase in maintenance revenues in 2004 from 2003 was due to the increase over time of maintenance agreements from additional customers and increases in the maintenance rates, somewhat offset by customers who discontinue maintenance or reduce the rate of their maintenance fee. Maintenance revenues remained at the same levels in 2003 and 2002.

Cost of Revenues

License

	2004	% Change 2004 to 2003	2003	% Change 2003 to 2002	2002
Cost of license (in thousands)	$846	(47)%	$1,607	(58)%	$3,812
Percentage of total revenues	3%		5%		11%
Percentage of license revenues	12%		14%		64%

Cost of license revenues generally consists of royalty payments to third parties, amortization of prepaid royalties and amortization of purchased intangible assets for technology that is either embedded in or bundled with our software.

In dollar terms, the decline in cost of license revenues in 2004 as compared to 2003 was due to the full amortization and the write-off of purchased intangibles in 2003, which did not occur in 2004. The decrease in costs of license revenues in dollar terms in 2003 from 2002 was due to the decrease in the amortization of purchased intangible assets as we wrote-off the majority of these assets as part of an impairment evaluation in 2002. See impairment discussion below under the heading “Impairment of Long-lived Assets and Goodwill.” In addition, cost of license revenues for 2002 included amortization of intangible assets acquired in the Cybrant acquisition as well as accelerated amortization totaling $638,000 related to technology rights in the form of prepaid royalties for which we reduced the estimated useful lives.

Based on agreements currently in place, we expect the cost of license revenues in 2005 to consist of a fixed amount of $110,000 per quarter and a variable amount estimated to be between 5% and 10% of license revenues for payments required under technology license arrangements.

Professional Services

	2004	% Change 2004 to 2003	2003	% Change 2003 to 2002	2002
Cost of professional services (in thousands)	$9,398	(12)%	$10,636	(34)%	$16,046
Percentage of total revenues	33%		33%		48%
Percentage of professional services revenue	80%		83%		83%

Cost of professional service revenues consists primarily of salaries and other personnel-related expenses, costs of services provided by third-party subcontractors engaged by us, allocated overhead costs, and depreciation of equipment used to provide consulting services and training and $31,000 of hosting costs related to our hosted/on demand service offering. Allocated overhead costs for costs of services and other expense categories include facilities, information systems, and other corporate infrastructure costs. The decrease in cost of professional services revenues in dollar terms in 2004 as compared to 2003 and in 2003 as compared to 2002 resulted primarily from reductions in force and other cost-saving actions implemented in these periods. We reduced our professional services workforce 46% in 2004 from 2003 and 32% in 2003 from 2002. In addition, in 2003, as part of the allocation of the total credit of $2.1 million arising from the expiration of a potential reimbursement obligation related to a prior executive officer, we recorded a credit of $609,000 to cost of professional services. (See Note 7 of the Consolidated Financial Statements included elsewhere in this annual report for further discussion.) Our cost of service revenues are relatively fixed in the short-term. We target to keep our professional services costs at approximately 80% of our professional services revenues by adjusting the use of subcontractors and if needed, by adjusting the headcount.

Cost of Maintenance Revenues

	2004	% Change 2004 to 2003	2003	% Change 2003 to 2002	2002
Cost of maintenance (in thousands)	$2,613	(14)%	$3,049	(26)%	$4,118
Percentage of total revenues	9%		9%		12%
Percentage of maintenance revenue	28%		37%		49%

Cost of maintenance revenues consists primarily of salaries and other personnel-related expenses, costs of services provided by third-party subcontractors engaged by us, royalties related to maintenance services, and allocated overhead costs and depreciation of equipment. The decrease in cost of maintenance revenues in dollar terms in 2004 as compared to 2003 was due primarily to a 20% decrease in our maintenance headcount. The decrease in dollar terms in 2003 as compared in 2002 was primarily due a 7% decrease in average headcount in 2003 from 2002 and a decrease in allocated overhead costs due to the decrease in headcount. We target to keep our costs of maintenance at approximately 30% of our maintenance revenues.

Operating Expenses

Sales and Marketing

	2004	% Change 2004 to 2003	2003	% Change 2003 to 2002	2002
Sales and marketing (in thousands)	$13,846	(26)%	$18,714	(30)%	$26,920
Percentage of total revenues	49%		57%		80%

Sales and marketing expenses consist primarily of salaries, commissions, and other personnel-related expenses associated with our direct sales and marketing personnel, allocated overhead costs, and costs of marketing programs including trade shows, advertisements, promotional activities and media events. The 2002 expense also included amortization of deferred marketing costs of $2.3 million, related to warrants issued to a marketing partner. The decrease in sales and marketing expenses in 2004 from 2003 was due primarily to a 38% reduction in our average sales and marketing headcount in 2004 from 2003. The decrease in 2003 from 2002 was due primarily to the reduction in the deferred marketing amortization expense, lower spending on marketing and advertising programs and lower personnel-related expenses resulting from reductions in force and other cost-saving actions. Further, in 2003, as part of the total credit of $2.1 million arising from the expiration of a potential reimbursement obligation related to a prior executive officer, we recorded a credit of $667,000 to sales and marketing expense. (See Note 7 of the Consolidated Financial Statements included elsewhere in this annual report for further discussion.) In addition, the unamortized balance of deferred marketing costs of $638,000 was written off as part of the impairment evaluation in 2002. We expect that sales and marketing expenses in 2005 will be lower than 2004 reflecting the reduction of sales and marketing resources and spending in the second half 2004.

Research and Development

	2004	% Change 2004 to 2003	2003	% Change 2003 to 2002	2002
Research and development (in thousands)	$7,541	(22)%	$9,713	(27)%	$13,380
Percentage of total revenues	27%		30%		40%

Research and development expenses consist primarily of salaries and other personnel-related expenses for engineering personnel, allocated overhead costs, costs of contractors, and depreciation of equipment used in the development of our software products. Development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized, subject to recoverability. To date, all costs related to the development of our software have been expensed as incurred. The decrease in research and development costs in 2004 from 2003 was mainly attributable to the 27% decrease in our average research and development headcount in 2004 from 2003. The decrease in 2003 from 2002 was primarily due to the decrease in average headcount in 2003 by 57% and a credit of $551,000 arising from the expiration of a potential reimbursement obligation related to a prior executive officer in 2003. The credit of $551,000 is an allocation to research and development of the $2.1 million credit. (See Note 7 of the Consolidated Financial Statements included elsewhere in this annual report for further discussion.) We expect that research and development expenses in 2005 will be at a level lower than 2004 reflecting the reduction of research and development resources in the second half 2004.

General and Administrative

	2004	% Change 2004 to 2003	2003	% Change 2003 to 2002	2002
General and administrative (in thousands)	$5,037	(26)%	$6,786	(11)%	$7,590
Percentage of total revenues	18%		21%		23%

General and administrative expenses include costs associated with our finance, human resources, legal, and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, insurance premiums, provision for doubtful accounts, equipment depreciation, and allocated facilities and information technology overhead costs. The decrease in general and administrative expenses in 2004 from 2003 resulted from a reduction in our average general and administrative headcount by 25% in 2004 from 2003 a $290,000 credit in the provision for bad debt due to the revised estimates of potential losses in certain receivables, the reduction of compensation-related accruals related to reduced headcount and general activity levels and other cost savings from lower insurance premiums and reduction in outside services costs offset by approximately $485,000 of legal related costs. The decrease in 2003 from 2002 was primarily due to the reductions in force and a credit of $232,000 arising from the expiration of a potential reimbursement obligation related to a prior executive officer and other cost-saving actions. The credit of $232,000 is an allocation to general and administrative of the $2.1 million total credit. (See Note 7 of the Consolidated Financial Statements included elsewhere in this annual report for further discussion.)

Stock-Based Compensation

	2004	2003	2002
Stock-based compensation (in thousands)	$188	$1,336	$(794)

Stock-based compensation consists of the net amortization of deferred stock compensation relating to stock options that vest over time and the stock-based compensation expense associated with immediately vested stock options and warrants granted to non-employees. Deferred stock compensation represented the difference between the exercise price of stock option grants to employees and the deemed fair market value of our common stock at the time of grant. Deferred stock-based compensation was amortized to expense over the period during which the common stock and stock options vest using an accelerated method allowed by generally accepted accounting principles. The reported expense is net of the reversal of previously recognized compensation expense related to stock options granted to employees who were later terminated before the options vested.

On December 9, 2004, we granted stock awards to employees, valued at $2.80 per share, the price at which our shares of Common Stock closed on the Nasdaq National Market on December 8, 2004, the last trading day preceding the grant date. The shares vest over an approximately two-year period with 20% vesting on May 1, 2005, 12.5% vesting quarterly thereafter for five quarters, and the final 17.5% vesting in November 2006. We recorded deferred compensation of $1.1 million relating to the transaction and amortized approximately $93,000 in December 2004. In addition, in March 2004, we recorded a charge of $95,000 due to the accelerated vesting of options in connection with a termination agreement relating to a former Company executive.

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

We recorded deferred stock compensation of $590,000 in 2002 using the intrinsic value method, which was based on the difference between the exercise price of stock option grants to employees and the deemed fair market value of our common stock at the time of grant.

Impairment of Long-Lived Assets and Goodwill. In September 2002, a sharp decline in our stock price resulted in our market capitalization being significantly below our net asset value. We determined that this circumstance triggered a review of our long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, we performed an impairment analysis of our property and equipment, intangible assets and other long-lived assets, other than goodwill, and determined that the carrying amount of property and equipment, intangible assets and other long-lived assets exceeded their respective fair values. As a result, we recorded an impairment charge of approximately $11.1 million. The remaining balances in property and equipment and acquisition-related technology and intangibles were depreciated and amortized, respectively, over their remaining estimated lives, in 2003.

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

Restructuring Charges

	2004	2003	2002
Restructuring charges (in 000s)	$1,678	$180	$6,363
Decrease in headcount from restructuring	63	10	120

During 2004, 2003 and 2002, we implemented restructuring plans intended to strengthen our future operating performance and competitive position by preserving cash and reducing costs. As part of these restructurings, we reduced our employee force and vacated certain office facilities in the United States.

As of December 31, 2004, the Company has accrued restructuring charges of $3.2 million related to excess facilities, which will be paid through 2006. These accrued charges reflect estimates with respect to the time it will take to sublease the facilities, sublease terms, and sublease rates. Should there be changes in real estate market conditions or should it take longer than expected to find a suitable tenant to sublease the remaining vacant facilities, adjustments to the idle facilities lease losses reserve may be necessary in future periods based upon then current actual events and circumstances. The following tables summarize the activity related to restructuring activities in 2004 and 2003 (in thousands):

	Accrued at December 31, 2003	Total Expense	Cash Payments	Accrued at December 31, 2004
Lease cancellations - prior to 2004 restructuring	$2,431	$—	$(947)	$1,484
Lease cancellations - 2004 restructuring	$—	271	(194)	77
Severance and related charges - 2004 restructuring	—	1,407	(1,317)	90

	$2,431	$1,678	$(2,458)	$1,651

	Accrued at December 31, 2002	Total Expense	Non-cash Charges	Cash Payments	Accrued at December 31, 2003
Lease cancellations - prior to 2003 restructuring	$3,418	$—	$(173)	$(814)	$2,431
Severance and related charges - prior to 2003 restructuring	$58	$—	$—	$(58)	—
Severance and related charges - 2003 restructuring	—	180	—	(180)	—

	$3,476	$180	$(173)	$(1,052)	$2,431

Interest Income and Other, Net

Interest income and other, net consists of interest income from cash, cash equivalents and short-term investments partially offset by interest expense associated with capital leases and foreign currency transaction gains and losses. Interest income and other, net was $710,000, $1.2 million and $2.4 million in 2004, 2003 and 2002, respectively. The decline in interest income in the three year period from 2002 to 2004 was primarily due to lower interest rates and the decline in balances of cash, cash equivalents and short-term investments. Foreign currency transaction losses were approximately $154,000 in 2004, $260,000 in 2003 and immaterial in 2002. We expect interest income to decrease as the amount of cash and cash equivalents available for investment decreases as cash is used in operations.

Income Taxes

From inception to December 31, 2004, we incurred net losses, on a consolidated basis, for federal and state tax purposes and have not recognized any tax provision or benefit; however, we recorded a tax provision in 2004 in the amount of $52,000 for a subsidiary resulting from our intercompany agreement with Blue Martini Software KK. In addition, we reclassified from sales and marketing expenses tax provision relating to the subsidiary for 2002. As of December 31, 2004, we had approximately $148 million of federal and $84 million of California state net operating loss carryforwards to offset future taxable income. The federal net operating loss carryforwards will expire in 2019 through 2024. The California net operating loss carryforwards will expire in 2007 through 2014. Because of our limited operating history, our losses incurred to date and the difficulty in forecasting our future results, management does not believe that the realization of the related deferred income tax asset is more likely than not. Therefore, we have recorded a valuation allowance against the net deferred income tax assets.

Quarterly Results of Operations

The following tables set forth consolidated statement of operations data for each of the quarters in the two-year period ended December 31, 2004 (in thousands, except per share data).

	Three Months Ended
	Mar. 31, 2004	Jun. 30, 2004	Sep. 30, 2004	Dec. 31, 2004
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
License	$3,350	$1,582	$1,585	$804
Professional services	3,274	3,267	2,965	2,285
Maintenance	2,270	2,333	2,246	2,325

Total revenues	$8,894	$7,182	$6,796	$5,414

Gross profit	$5,538	$3,737	$3,623	$2,531

Net loss	$(3,311)	$(4,073)	$(3,079)	$(1,740)

Basic and diluted net loss per common share	$(0.28)	$(0.34)	$(0.25)	$(0.14)

Shares used in computing basic and diluted net loss per common share	11,780	12,100	12,370	12,500

	Three Months Ended
	Mar. 31, 2003	Jun. 30, 2003	Sep. 30, 2003	Dec. 31, 2003
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
License	$1,756	$2,510	$4,203	$3,010
Professional services	4,001	3,360	2,711	2,723
Maintenance	1,900	2,003	2,140	2,278

Total revenues	7,657	7,873	9,054	8,011

Gross profit	3,222	3,843	5,258	4,980

Net loss	$(5,431)	$(4,749)	$(4,467)	$(2,940)

Basic and diluted net loss per common share	$(0.51)	$(0.45)	$(0.40)	$(0.26)

Shares used in computing basic and diluted net loss per common share	10,550	10,640	11,110	11,490

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

Liquidity and Capital Resources

(in thousands)	2004	2003	2002
Cash and cash equivalents and short term investments	$32,326	$45,226	$59,433
Working capital	26,615	37,287	51,073
Restricted cash	622	962	1,317
Stockholders’ equity	26,987	36,719	51,105

As of December 31, 2004, we had cash, cash equivalents and short-term investments of $32.3 million, down from $45.2 million as of December 31, 2003. Our cash and cash equivalents consist primarily of money market funds, commercial paper and U.S. treasury and government agency securities. All of our investments are classified as “available-for-sale” and carried at fair value based on quoted market prices in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

During 2004, net cash used in operating activities was $15.4 million compared to $15.9 million in 2003 and $35.6 million in 2002. Cash used in operating activities decreased slightly in 2004 from 2003 due to lower net loss arising from headcount reductions and other cost control measures, a decrease in receivables arising from lower sales levels offset by the decrease in accrued restructuring and other liabilities. The decreases in net cash used in operating activities in 2003 from 2002 was primarily due to the decrease in our net losses resulting from headcount reductions and other cost saving actions. These reductions in net losses were partially offset by the reduction of non-cash charges such as depreciation, amortization of deferred stock compensation, restructuring and impairment of long-lived assets and goodwill. Our accounts receivables decreased in 2004 as we proactively managed collections of outstanding balances. Our days sales outstanding in 2004, 2003 and 2002 were 33, 55 and 63 days, respectively.

Net cash provided by investing activities were $1.4 million, $21.4 million and $31.1 million in 2004, 2003 and 2002, respectively, principally related to the net sale of short-term investments partially offset by fixed asset purchases.

Net cash provided by financing activities were $2.8 million and $3.3 million in 2004 and 2003, respectively, resulting from proceeds from the issuance of common stock under our employee stock option and stock purchase plans. Most of the proceeds from the 2003 stock options exercises were related to options from the stock option exchange program instituted in December 2002 that expired in September 2003. (See discussion in Note 10 of the Consolidated Financial Statements included elsewhere herein.) In 2002, net cash used in financing activities was $39,000 consisting of repayments of debt and capital lease obligations offset by proceeds from the issuance of common stock. In addition, we reclassified cash pledged to a financial institution as restricted cash and the decrease in restricted cash from 2002 to 2004 increased cash provided by financing activities. Depending on the level of employee stock option and purchase activity and the prevailing market price for our stock and the movement in restricted cash, net cash provided by or used in financing activities may vary in the near term.

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

The existence or even the anticipation of an uncertain economic environment and the hesitation to spend on IT projects by potential and existing customers in the markets in which we operate have affected the demand for our applications, caused pricing pressures for our products, increased customer requests for extended payment terms, and impacted our sales activity during 2004, 2003 and 2002, and may continue to do so in future periods, which could in turn affect our liquidity.

Commitments

Our principal commitments as of December 31, 2004 consisted of obligations under operating leases, letter of credit agreements, and royalty agreements. We expect to fulfill our commitments through our working capital.

Letters of Credit. At December 31, 2004, $622,000 is held in trust as security for letters of credit for guarantee of lease payments for leased office space and commitments relating to a foreign tax agency. Amount pledged of $582,000 for leased office space will be restricted and released in stages until the expiration of the lease term in 2006 and amount pledged of $40,000 relating to a foreign tax agency requirement will be restricted until its expiration in 2009.

Royalties. We license and incorporate into our products technologies from third party software providers. Under the terms of these license agreements, which expire at various dates up to July 2007, we pay royalties at various rates and amounts, generally based on unit sales or revenues. Royalty expense was $979,000, $1.1 million and $1.5 million for 2004, 2003 and 2002, respectively.

Aggregate Contractual Obligations. The Company leases certain facilities, including its corporate headquarters, under non-cancelable operating leases. Rent expense for 2004, 2003 and 2002 was $2.9 million, $3.2 million and $4.2 million respectively. Future minimum lease payments under operating lease with non-cancelable terms of more than one year as of December 31, 2004 are as follows (including lease commitments reflected in accrued restructuring liabilities on the consolidated balance sheet):

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$4,948	$3,653	$1,295	$—	$—
Total contractual obligations	$4,948	$3,653	$1,295	$—	$—

Of the net lease commitment of $4.9 million, $1.6 million is recorded on the balance sheet under accrued restructuring charges, $537,000 is recorded on the balance sheet as deferred rent liability included in other current liabilities and $2.8 million is the unrecorded liability to be expensed through April 30, 2006.

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

In the fourth quarter of 2004, we introduced a new offering, which included on-demand and hosting solutions to enable our customers to use our software more quickly without placing a high demand on their IT departments. The solution may be sold bundled with license, maintenance, hosting and professional services or professional services may be sold separately. With the bundled solution, we allocate total revenue over the term of the contract as we do not have VSOE for each of the separate elements. In 2004, revenue from the on-demand arrangement was minimal and combined with professional services revenue.

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

Accrued Liabilities. The idle facility lease losses were based on our lease commitments offset by our best estimate expected sublease income and related costs. These estimates are based upon management’s estimate of the time required to sublet the facility and the amount of sublease income that will be generated once the facility is sublet. Should there be changes in real estate market conditions or should it take longer than expected to find a suitable tenant to sublease the remaining vacant facilities, adjustments to the idle facilities lease losses reserve may be necessary in future periods. As of December 31, 2004, we had contractual commitments of $2.1 million for vacated office facilities. Our accrual for vacated facility leases was net of $280,000 of expected sublease income based on sublease payments due under noncancelable subleases as of December 31, 2004. Actual future sublease income may not be realized if sublessees default under the sublease agreements.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R “Share-Based Payment.” SFAS 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This cost is recognized over the period during which the employee is required to provide service in exchange for the award (usually the vesting period). The accounting guidance provided in SFAS 123R is effective for the Company as of the beginning of the first interim reporting period that begins after June 15, 2005. The Company expects to apply the modified prospective approach for the transition period beginning July 1, 2005. The Company’s stock option plan and Employee Stock Purchase Plan will be subject to the fair value provisions under SFAS 123R. Adoption of the pronouncement may have a material impact on the Company’s reported net income (loss) in future periods.

In December 2004, the FASB also issued Staff Position SFAS No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision (“FSP No. 109-2”) within the American Jobs Creation Act of 2004. The Act provides for a one-time deduction of 85 percent of certain foreign earnings that are repatriated in either an enterprise’s last tax year that began before the date of enactment, or the first tax year that begins during the one year period beginning on the date of enactment. FSP No. 109-2 allows companies additional time to evaluate whether foreign earnings will be repatriated under the repatriation provisions of the new tax law and requires specified disclosures for companies needing the additional time to complete the evaluation. The Company does not expect this pronouncement to have a significant effect on operations.

Factors That May Impact Future Operating Results

Risks Related to the Proposed Acquisition of Blue Martini Software by Multi-Channel Holdings

If the proposed merger with Multi-Channel is not completed, our business could be materially and adversely affected and our stock price could decline. We have entered into an Agreement and Plan of Merger, or Merger Agreement, dated as of February 28, 2005 with Multi-Channel, under which Multi-Channel would acquire us through the merger of a wholly owned subsidiary of Multi-Channel with and into Blue Martini. Upon the closing of the merger, the holders of our outstanding common stock will receive $4.00 per share in cash. The merger is subject to customary closing conditions, including the approval of a majority in interest of our outstanding common stock, customary regulatory approvals and other closing conditions. Therefore, the merger may not be completed or may not be completed in the expected time period. If the merger agreement is terminated, the market price of our common stock will likely decline, as we believe that our market price reflects an assumption that the merger will be completed. In addition, our stock price may be adversely affected as a result of the fact that we have incurred and will continue to incur significant expenses related to the merger prior to its closing that will not be recovered if the merger is not completed. If the Merger Agreement is terminated under certain circumstances, we may be obligated to pay Multi-Channel a termination fee of $1,622,000 or reimburse Multi-Channel for its expenses in connection with the merger, up to a maximum of $500,000. As a consequence of the failure of the merger to be completed, as well as of some or all of these potential effects of the termination of the merger agreement, our business could be materially and adversely affected in that concerns about our viability are likely to increase, making it more difficult to retain employees and existing customers and to generate new business. Our business is not and has not been profitable; see “Risks Related To Our Financial Condition,” below.

The fact that there is a merger pending could have an adverse effect on our business, revenue and results of operations. While the merger is pending, it creates uncertainty about Blue Martini’s future. As a result of this uncertainty, customers may decide to delay, defer, or cancel purchases of our products pending completion of the merger or termination of the Merger Agreement. If these decisions represent a significant portion of our anticipated revenue, our results of operations and quarterly revenues could be substantially below the expectations of market analysts.

In addition, while the merger is pending, we are subject to a number of risks that may adversely affect our business, revenue and results of operations, including:

•	the diversion of management and employee attention and the unavoidable disruption to our relationships with customers and vendors may detract from our ability to grow revenues and minimize costs;

•	we have and will continue to incur significant expenses related to the merger prior to its closing; and

•	we may be unable to respond effectively to competitive pressures, industry developments and future opportunities.

In connection with the proposed merger, we have filed a preliminary proxy statement with the Securities and Exchange Commission. After we file the definitive proxy statement, it will be mailed to all holders of Blue Martini common stock and will contain important information about Blue Martini, the proposed merger and related matters. We urge all of our stockholders to read the definitive proxy statement when it becomes available.

Risks Related To Our Financial Condition

We have incurred losses throughout our operating history. These losses may continue for the foreseeable future, and we may not achieve profitability. In 2004, we incurred net losses of $12.2 million; as of December 31, 2004, we had an accumulated deficit of $232.8 million. We expect to continue to incur losses on both a quarterly and annual basis, and may continue to do so for the foreseeable future. Moreover, we expect to continue to incur significant costs of services and substantial operating expenses. We have entered into an Agreement and Plan of Merger with Multi-Channel as discussed in more detail under “Risks Related to the Proposed Acquisition of Blue Martini Software by Multi-Channel Holdings.” However, if the proposed merger is not completed, we will need to significantly increase our revenues to achieve and maintain profitability and a positive cash flow. We may not be able to generate sufficient revenues to achieve profitability. In that event, we may need to consider other alternatives, including a financing transaction (to the extent available) or other actions, including a sale or liquidation of the Company or its assets.

Our declining cash balance and volatile stock price have affected our potential and current customers’ and partners’ perception of our viability, which in turn could affect our ability to close sales and partnership transactions. Concerns about our perceived financial viability were a factor in multiple potential and actual customer transactions and partner relationships. We attribute these concerns primarily to the following: we are not yet profitable and thus must use our cash balance (offset by revenues) to fund our operations; our stock price experienced a dramatic decline in 2002; our stock price has been, and continues to be, volatile; and many of our competitors are better funded, more established, or significantly larger than we are. We have entered into an Agreement and Plan of Merger with Multi-Channel as discussed in more detail under “Risks Related to the Proposed Acquisition of Blue Martini Software by Multi-Channel Holdings.” However, if the proposed merger is not completed, we will continue to use our cash balance (offset by revenues) to fund our operations until we achieve profitability (which may not occur); thus, we expect our cash balance will continue to decline during 2005, though at a lower rate than 2004. Therefore, if these conditions do not improve significantly in the next year, we expect these concerns about our perceived viability to continue. In that event, we may need to consider other alternatives, including a financing transaction (to the extent available) or other actions, including a sale or liquidation of the Company or its assets.

Cost-reduction efforts may harm our productivity and service levels. Beginning in 2001, we instituted various cost-control measures affecting various aspects of our business operations. We reduced our workforce by approximately 200 employees in 2001, approximately 120 employees in 2002, approximately 10 in 2003, and approximately 63 in 2004. Given current economic conditions and our declining revenues over the last several quarters, we may in the future be required to take additional reductions in force and other cost-saving actions to reduce our losses and to conserve cash. The failure to achieve such future cost savings could have a material adverse effect on our financial condition. Moreover, even if we are successful with these efforts and generate the anticipated cost savings, there is no assurance that these actions will not adversely impact our employees’ morale and productivity, the competitiveness of our products and business, and the results of our operations.

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

Our new product offerings may not succeed in increasing revenues from our customers. We have recently introduced new solution packs and hosted and on-demand service offerings, which are intended to help customers overcome resource limitations and the perceived risk of IT investment. There can be no assurance that these new offerings will result in increased revenues for us or when, if ever, they may do so.

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

Our applications may be implemented in a way that does not capture our customers’ business processes or address their needs. Successful implementations of our applications reflect our customers’ business processes and address their needs. Whether an implementation is performed by the customer, by a third-party system integrator, or by our consulting services, it is possible to implement our applications in a way that fails to capture our customers’ business processes or to address their needs in a satisfactory fashion. Consequently, the customer involved in such an implementation may become dissatisfied, and may direct its dissatisfaction at the Company and its software, rather than at the party responsible for the implementation.

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

We intend to shift some aspects of the development of our products to offshore resources, which may affect the quality of our products and the speed and cost of our development costs. We have recently entered into agreements with offshore service providers to assist us in the development of our products. Our intention is to maintain current quality standards at a lower rate of expense. However, there can be no assurance that these arrangements will produce the desired results; it is possible that these arrangements may present quality or productivity problems that could affect the timing or quality of our product releases.

Risks Related to Our Market and Our Ability to Sell

See the risk factor entitled “The fact that there is a merger pending could have an adverse effect on our business, revenue and results of operations” above.

The economic downturn and related caution in IT spending have significantly affected demand for our products and services and may continue to adversely impact future revenues. The existence of economic downturns in the markets in which we operate has decreased the demand for our applications, caused pricing pressures for our products, and affected our sales activity during 2002, 2003 and 2004. In 2002, 2003 and 2004, we signed 21, 20 and 9 new licenses, respectively, as customers reduced their information technology budgets and postponed or cancelled planned projects, including the evaluation and purchase of new applications, upgrades to existing applications, and purchase of related services. As a result, our revenues have been negatively impacted, and may continue to be in the future.

The existence or even the anticipation of an uncertain economic environment by potential customers in the markets in which we operate affected the demand for our applications, caused pricing pressures for our products, increased customer request for extended payment terms, substantially reduced our sales activity during 2002 and 2003, and continued to affect sales in 2004. We expect it will continue to do so in future periods, which could in turn materially reduce our liquidity. In addition, ongoing financial, political, economic, and other uncertainties have further weakened the global economy. Additional terrorist attacks, continued war or increased outsourcing of technology projects overseas could adversely affect our business, including revenues, financial condition, and results of operations.

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

We may not be able compete effectively with current and potential competitors. We compete in the highly competitive CRM market, which is subject to rapid technological change. We believe that our products, which are externally focused on increasing our customers’ sales to their own customers, are fundamentally different from traditional CRM offerings, which focus internally on managing and reporting a customer’s sales efforts and opportunities. We may not be able to articulate the value we believe we offer with sufficient clarity and distinctiveness to generate interest in our target markets. A principal source of competition is the internal information technology departments at potential customers, which may develop systems that provide for some or all of the functionality of our applications. Our products also compete with products, components, or solutions offered by Art Technology Group, Inc., BroadVision, Inc., E.phipany, Inc., Firepond, Inc., Microsoft Corporation, Oracle Corp., SAP AG, Selectica, Inc., Siebel Systems, Inc., Trilogy Software, Inc., Unica Corporation and Vignette Corporation.

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

The sales cycle for our products is long and variable, which makes it difficult to predict our future revenues and may cause our operating results to vary significantly. Our revenues and results of operations are difficult to predict and may fluctuate substantially from quarter to quarter. For example, certain indicators that we relied upon in developing our license revenue forecasts, such as our historical pattern of transaction timing and anticipated sales cycles, did not prove reliable during 2002, 2003 or 2004. During these periods, we continued to see extended sales cycles; our average sales period was six to twelve months in 2002, 2003, and 2004.

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

Because of this variation in sales cycle length, it is difficult for us to predict revenues and thus our operating results could be hard to estimate. For example, if our license results do not meet our internal expectations, our service offerings would be affected (since service revenue lags licenses) and our services revenues would be reduced, which would harm our overall results since service expenses are relatively fixed in the short term.

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

We may not successfully establish ourselves in international markets or generate significant revenues abroad, which could result in slower revenue growth and harm our business. In 2004, we generated approximately 29% of our total revenues from sales outside the United States. We have sales offices in France and have also generated sales in other countries. We may add others in the future. If we are not successful in continuing to license our application suite in international markets, or if we do not increase sales from outside the United States, we could experience slower revenue growth and our business could be harmed. We anticipate devoting additional resources and management attention to expanding international opportunities. Our international expansion carries with it a number of additional challenges, including:

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

Our indirect sales channel may not produce the revenues desired. We have recently sought to expand our indirect sales channel by entering into agreements with a limited number of resellers, and are working to enter into agreements with others. These reseller relationships may take significant time and effort. We cannot predict with certainty whether this channel will produce significant revenue, or how long it will take to do so.

Risks Related To System Integrators

Our failure to develop and maintain strong relationships with consulting and system integrator firms (CSIs) would harm our ability to market and implement our application suite, which could reduce future revenues and increase our expenses. An increasing portion of our sales are influenced by the recommendation of our application suite by systems integrators, consulting firms and other third parties that help deploy our application suite for our customers. Losing the support of these third parties may limit our ability to penetrate our existing or potential markets or harm our ability to implement our application suite. These third parties are under no obligation to recommend or support our application suite and could recommend or give higher priority to their own products and services or those of other companies. Systems integrators assist our customers with the installation and deployment of our application suite, in addition to those products of our competitors, and perform custom integration of computer systems and software. If we are unable to develop and maintain relationships with systems integrators, we would be required to hire additional personnel to install and maintain our application suite, which would result in higher expenses and delays in our ability to recognize revenue. Our inability to gain the support of CSIs or a shift by these companies toward favoring competing products could negatively affect our software license and service revenues.

Some CSIs also engage in joint marketing and sales efforts with us. If our relationships with these CSIs fail, we will have to devote substantially more resources to the sales and marketing and the installation and maintenance of our application suite, which would result in higher expenses and delays in our ability to recognize revenue. In many cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. A number of our competitors have longer and more established relationships with these CSIs than we do, and as a result those CSIs may be more likely to recommend competitors’ products and services and increase our expenses.

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

Changes to these or other rules or the questioning of current practices may have a significant adverse effect on our reported financial results or in the way in which we conduct our business. See the discussion under “Use of Estimates and Critical Accounting Policies” in this annual report for additional information about our critical accounting policies and some risks associated with these policies.

We may enter into mergers and acquisitions in the future; our business could be affected by the distraction and challenges of such transactions. We may merge with, or acquire technologies or companies in the future. Entering into any business combination entails many risks, any of which could materially harm our business, including

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

We have entered into an Agreement and Plan of Merger with Multi-Channel as discussed in more detail under “Risks Related to the Proposed Acquisition of Blue Martini Software by Multi-Channel Holdings.”

We may be at risk of future securities litigation, which could result in substantial costs and divert management attention and resource. The purported shareholders’ derivative complaint against us relating to our IPO has been favorably resolved, and we have agreed in principle to a tentative global settlement (subject to a number of procedural conditions and formal approval by the court) of the securities class action claims against us and other companies relating to our collective IPOs. Nonetheless, as a technology company with a volatile stock price, we may in the future be the target of additional securities class action litigation. In the past, other types of securities class action litigation have been brought against companies following a decline in the market price of their securities. This risk is especially acute for us because technology companies have experienced greater than average stock price volatility in recent years, particularly since mid-2000, and, as a result, technology companies have been subject to a greater number of securities class action claims than companies in other industries. In addition, we have entered into an Agreement and Plan of Merger with Multi-Channel as discussed in more detail under “Risks Related to the Proposed Acquisition of Blue Martini Software by Multi-Channel Holdings”; our entry into this Agreement may also trigger litigation. There can be no assurance that the Company will not be subject to these or other securities or class action claims. Such litigation could result in substantial costs and divert management’s attention and resources, which could harm our business.

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

Our Chairman and CEO maintains significant control over Blue Martini Software, which may lead to conflicts with other stockholders over corporate strategy and other issues. Our directors, executive officers, and holders of

5% or more of our outstanding common stock owned approximately 42% of our outstanding common stock as of December 31, 2004. Monte Zweben, our Chairman and Chief Executive Officer, together with related entities, owned approximately 26% of our common stock as of this date. These stockholders, acting together, and Mr. Zweben, individually, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and significant corporate transactions such as mergers or other business combination transactions. This control may delay or prevent a third party from acquiring or merging with us.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange

Through December 31, 2004, approximately 71% of our revenues were denominated in United States dollars and were primarily from customers in the United States and Canada, and approximately 29% of our revenues were in various international currencies from various international customers. We expect that future license and service revenues will continue to be derived from international markets and may be denominated in the currency of the applicable market. Through December 31, 2004, we have continued our international operations and continued to have personnel in Europe and Asia Pacific. Our future operating results may become subject to significant fluctuations based upon changes in the exchange rates of foreign currencies in relation to the United States dollar. In the future, we expect to engage in international sales denominated in both the United States dollar and in foreign currencies. An increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations and, when appropriate, may use economic hedging techniques in the future to minimize the effect of these fluctuations, we can make no assurances that exchange rate fluctuations will not adversely affect our financial results in the future. Through December 31, 2004, the Company did not engaged in foreign currency hedging activities.

Fixed Income Securities

At December 31, 2004, we had an investment portfolio of fixed income securities, including those classified as cash equivalents, of $32.9 million compared to $46.2 million at December 31, 2003 of which $622,000 and $962,000 in 2004 and 2003, respectively were pledged as collateral primarily relating to our office lease and a small amount relating to compliance with a foreign taxing agency. Our exposure to financial market risk, including changes in interest rates, relates primarily to our investment portfolio. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. This exposure is limited by the establishment and monitoring of compliance with our investment policy that provides for investments in fixed income securities with maturities not exceeding 18 months. This policy also establishes credit quality standards and limits investment exposure to any one issuer. We do not invest in any derivative instruments. Due mainly to the relatively short-term nature of our available-for-sale investment portfolio, the fair value of our investment portfolio or related income would not be significantly impacted by a 100 basis point increase or decrease in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are submitted as a separate section of this annual report on Form 10-K. See Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Quarterly Evaluation of Our Disclosure Controls and Internal Controls: As of December 31, 2004 (the “Evaluation Date”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (the “Disclosure Controls”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, and our internal controls and procedures for financial reporting (the “Internal Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including our CEO and CFO. Rules adopted by the SEC require that we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

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

Changes in Internal Controls over Financial Reporting: In accordance with SEC requirements, our CEO and CFO note that, during the quarter ended December 31, 2004, there have been no changes in Internal Controls or in other factors that could materially affect or are reasonably likely to materially affect such controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Executive Officers

The following table sets forth certain information regarding our executive officers as of March 15, 2005 and their ages as of such date:

Name	Age	Office(s)
Monte Zweben	41	Chairman and Chief Executive Officer
Eran Pilovsky	44	Chief Financial Officer
Eugene Davis	42	Vice President, Product Development
Russell Gunderson	51	Vice President, Global Marketing and Business Development

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

Eugene Davis has served as our Vice President of Product Development since August 2004. From August 2001 to August 2004, Mr. Davis served as Vice President of Engineering at Fogbreak Software. From December 1999 to June 2001, Mr. Davis was Vice President of Engineering at TeaLeaf Technology. From December 1996 to December 1999, Mr. Davis held successive positions as Engineering Manager, Engineering Director and Vice President of Engineering at Red Pepper Software Company. Mr. Davis has a master’s degree in Computer Science from the University of Toronto and bachelor’s degrees in chemical engineering and music from Stanford University.

Russell Gunderson has served as our Vice President of Global Marketing and Business Development since June 2004. Prior to joining Blue Martini Software, from November 2003 to May 2004, Mr. Gunderson served as Senior Vice President of Marketing and Business Development at Descartes Systems Group. From February 2001 to October 2003, Mr. Gunderson served as Chief Executive Officer of Vigilance Software. From December 1999 to January 2001, Mr. Gunderson served as Chief Operating Officer at CrossLogix. From April 1994 to November 1999, Mr. Gunderson served as Senior Vice President at Baan. From 1980, to 1994, Mr. Gunderson held various executive positions in the systems and application software group at Hewlett Packard. Mr. Gunderson has an MBA from the University of California in Los Angeles, a master’s degree in Engineering from Stanford University, and a B.S. degree in Engineering from the University of California, Berkeley.

(b) Directors

The following table sets forth certain information regarding our Board of Directors as of March 15, 2005, and their ages as of such date:

Name	Age	Position
Monte Zweben	41	Chairman
Dennis Carey (1)	58	Director
Mel Friedman (1)(2)(3)(4)(5)	66	Director
Dominic Gallello (3)(4)(5)	50	Director
Amal Johnson (2)	52	Director
Gary A. Wetsel (1)	59	Director
William Zuendt (1)(3)(5)	58	Director

(1)	Member of the Audit Committee of the Board of Directors.
(2)	Member of the Compensation Committee of the Board of Directors.
(3)	Member of the Nominating Committee of the Board of Directors.
(4)	Member of the Litigation Committee of the Board of Directors.
(5)	Member of the Corporate Governance Committee of the Board of Directors.

Set forth below is biographical information of the Company’s board of directors, other than Mr. Zweben who is an officer of Blue Martini as well as a director and whose biographical information may be found in the section entitled “Executive Officers” above:

Dennis Carey has served as a director since July 2002. Mr. Carey is executive vice president of Motorola. Previously, Mr. Carey served as executive vice president of business development, strategy and corporate operations for The Home Depot, Inc. (“Home Depot”) from May 2001 to March 2002. He joined Home Depot in May 1998 as executive vice president and chief financial officer and served in that capacity until May 2001. From 1994 to 1998, Mr. Carey was employed by AT&T Corp. (“AT&T”) in several roles, most recently as vice president and general manager, corporate productivity and mergers and acquisitions from December 1996 to May 1998 and, prior to that, as vice president and chief financial officer for international operations from January 1996 to December 1996.

Mel Friedman has served as director since May 2002. Mr. Friedman retired as Senior Vice President, Customer Advocacy for Sun Microsystems, Inc. Mr. Friedman had previously held several other executive roles during 1989-2002 at Sun, including President of Sun’s Microelectronics division, VP of Worldwide Operations, VP of West Coast Operations, and VP of Supply Management. Before joining Sun, Mr. Friedman held senior positions at Prime Computer, from 1985-1989, where he ran Worldwide Operations and Customer Service. At Apollo Computer he was responsible for International Operations and Worldwide facilities. At Polaroid, he was granted 13 patents and was responsible for international hardware manufacturing. He also co-founded Tabor Corporation, a microfloppy disc drive company. Mr. Friedman holds a B.S.M.E. with honor society leadership from the City College of New York and conducted graduate work in mechanical engineering and industrial management at MIT. Mr. Friedman also serves on the board of directors of Volterra Semiconductor Corporation, a manufacturer of power management semiconductors and Electroglas Inc., a supplier of innovative probers, prober-based test handlers, test floor management software and services.

Dominic Gallello has served as a director since April 2003. Since September 2003, Mr. Gallello has served as chief executive officer of Graphisoft. From October 2002 to April 2003, Mr. Gallello served as executive vice president, Corporate Development for Macromedia, Inc. Mr. Gallello joined Macromedia in October 2001, initially responsible for Macromedia’s Rich Media Division and serving as executive vice president of Products from June 2002 until October 2002. Before joining Macromedia, Mr. Gallello served as chief executive officer of RedSpark, Inc., a provider of enterprise supply chain software, from its May 2000 inception as a spinoff of Autodesk Inc. to October 2001. Mr. Gallello joined Autodesk in 1992 and served in a number of executive positions there, including vice president of Asia-Pacific, vice president of the Manufacturing Solutions Group, and executive vice president of the Design Solutions Group.

Amal Johnson has served as a Director since January 2004. Ms. Johnson is currently a venture partner of ComVentures. Prior to joining Com Ventures, Ms. Johnson was a venture partner of Lightspeed Venture Partners, focusing on enterprise software and infrastructure, having joined as a general partner in 1999. Previously, Ms. Johnson was president of Baan Supply Chain Solutions from January 1998 to December 1998, president of Baan Affiliates from January 1997 to December 1997, and president of Baan Americas from October 1994 to December 1996. Prior to that, Ms. Johnson served as president of ASK Manufacturing Systems from August 1993 to July 1994 and held executive positions at IBM from 1977 to June 1993. Ms. Johnson also serves on the board of directors of Alibris.

Gary A. Wetsel has served as a director since March 2004. In December 2004, Mr. Wetsel announced his retirement from Aspect Communications Corp. where he served as executive vice president, chief financial officer and chief administrative officer since April 2002. From February 2000 to April 2002, Mr. Wetsel served as vice president and chief financial officer for Zhone Technologies, Inc. From 1998 to February 2000, Mr. Wetsel served as president and chief executive officer of Warpspeed Communication Corp. Before Warpspeed, Mr. Wetsel held senior executive positions with several high tech companies, including Wyse Technologies, Inc., Borland International, Inc., Octel Communications Corporation, Ungermann-Bass, Inc., and Rolm Corporation. Mr. Wetsel also serves on the board of directors of Looksmart.

William Zuendt has served as a director since August 1998. Mr. Zuendt retired as president and chief operating officer of Wells Fargo & Company, a bank holding company, and its principal subsidiary, Wells Fargo Bank in 1997 after serving in that position since 1994. Mr. Zuendt currently serves on the board of directors of Advent Software, Inc.

Audit Committee

The Audit Committee currently consists of Dennis Carey, Mel Friedman, Gary A. Wetsel, and William Zuendt, each of whom is independent under current listing standards of The Nasdaq Stock Market. In addition, the board of directors has reviewed the qualifications and experience of Mr. Carey and Mr. Wetsel, including their experience in supervising and evaluating the preparation of audited financial statements, and has determined that Mr. Carey and Mr. Wetsel each qualify as an “audit committee financial expert” within the meaning of the current rules of the Securities and Exchange Commission. Each of the current Audit Committee members served throughout fiscal 2004 (except for Mr. Wetsel, who joined the Audit Committee in March 2004 and served throughout the balance of fiscal 2004). The Audit Committee:

•	meets with our independent auditors at least annually to review the results of the annual audit and to discuss the financial statements;

•	hires and has the power to terminate the independent auditors;

•	oversees the independence of the independent auditors;

•	evaluates the independent auditors’ performance; and

•	receives and considers the independent auditors’ comments as to internal controls, accounting and operational matters, management performance, and procedures in connection with audits and reviews.

Compensation Committee

The Compensation Committee reviews and approves the overall compensation strategy and policies for Blue Martini. The Compensation Committee reviews and approves corporate performance goals and objectives relevant to the compensation of our executive officers and other senior management; reviews and approves the compensation and other terms of employment of our Chief Executive Officer, recommends to the Board, in consultation with the Nominating Committee, the compensation for independent Board members; and has full power and authority to administers our stock option and purchase plans, pension and profit sharing plans, stock bonus plans, deferred compensation plans and other similar programs. We also have a Non-Officer Stock Option Committee that may award stock options to employees who are not officers. Two directors currently comprise the Compensation Committee: Mr. Friedman and Ms. Johnson. All members of the Compensation Committee are independent (as independence is currently defined in Rule 4200(a)(15) of the Nasdaq listing standards). During 2004, the Compensation Committee met nine times and acted by unanimous written consent four times.

Nominating Committee

The Nominating Committee is responsible for identifying, reviewing and evaluating candidates to serve as directors of Blue Martini, reviewing and evaluating incumbent directors, selecting candidates for election to the Board of Directors and making recommendations to the Board regarding the membership of the committees of the Board. Our Nominating Committee charter can be found on the investor relations section of our corporate website at www.bluemartini.com. Three directors comprise the Nominating Committee: Mr. Friedman, Mr. Gallello and Mr. Zuendt. All members of the Nominating Committee are independent (as independence is currently defined in Rule 4200(a)(15) of the Nasdaq listing standards). During 2004, the Nominating Committee met one time.

The Nominating Committee believes that candidates for director should have certain minimum qualifications, including being able to read and understand basic financial statements, being over 21 years of age and having the highest personal integrity and ethics. The Committee also intends to consider such factors as possessing relevant expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to our affairs, demonstrated excellence in the director’s field, having the ability to exercise sound business judgment and having the commitment to rigorously represent the long-term interests of our stockholders. However, the Committee retains the right to modify these qualifications from time to time in consultation with the Board. Candidates for director nominees are reviewed in the context of the current composition of the Board, our operating requirements and the long-term interests of stockholders. In conducting this assessment, the Committee considers diversity, age, skills, and such other factors as it deems appropriate given the current needs of the Board and Blue Martini, to maintain a balance of knowledge, experience and capability. In the case of incumbent directors whose terms of office are set to expire, the Nominating Committee reviews such directors’ overall service to us during their term, including the number of meetings attended, level of participation, quality of performance, and any other relationships and transactions that might impair such directors’ independence. In the case of new director candidates, the committee also determines whether the nominee must be independent for Nasdaq purposes, which determination is based upon applicable Nasdaq listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary. The Committee then uses its network of contacts, a professional search firm, or both to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board. The Committee meets to discuss and consider such candidates’ qualifications and then selects a nominee by majority vote. The Nominating Committee has retained the services of Christian & Timbers to assist in the process of identifying or evaluating director candidates, including Gary A. Wetsel. To date, the Nominating Committee has not rejected a timely director nominee from any stockholder(s) holding more than 5% of our voting stock.

Litigation Committee

The Litigation Committee reviews and directs our decisions regarding currently pending litigation filed in connection with our IPO, including reviewing any settlement proposals and investigating any claims, and the merits of such claims, brought in our name. Two independent directors who were not members of our Board of Directors at the time of our IPO comprise the Litigation Committee: Mr. Friedman and Mr. Gallello. During 2004, the Litigation Committee did not meet and acted by written consent one time.

Corporate Governance Committee

The Corporate Governance Committee is responsible for developing a set of corporate governance principles for us, overseeing and reviewing the processes and procedures used by Blue Martini to provide information to the Board and its committees, assessing the performance of the Board and establishing procedures to consider stockholder recommendations and proposals. Three directors comprise the Corporate Governance Committee: Mr. Friedman, Mr. Gallello and Mr. Zuendt. All members of the Corporate Governance Committee are independent (as independence is currently defined in Rule 4200(a)(15) of the Nasdaq listing standards). During 2004, the Corporate Governance Committee did not meet.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Blue Martini. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Conduct

We have adopted a code of conduct that applies to all members of our board of directors and all of our employees, including our principal executive officer and principal financial officer. A copy of this code is available on the “Corporate Governance” section of our website at www.bluemartini.com. We intend to disclose any changes in or waivers from our code of ethics required to be publicly disclosed by posting such information on our website or by filing a Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors

Directors who are not employees of Blue Martini receive cash compensation for service on our Board of Directors and our committees of the Board. Each non-employee director serving on our Board receives an annual retainer of $25,000 following the close of our annual meeting, plus $2,000 for each meeting of the Board and $1,000 for each meeting of a committee of the Board they attend, payable quarterly. In addition, our directors are eligible for reimbursement for expenses incurred in connection with attendance at Board of Directors and committee meetings.

Each of our non-employee directors also receives stock option grants under our 2000 Non-Employee Directors’ Stock Option Plan (which shall be referred to as the “Directors’ Plan”). Only non-employee directors or an affiliate of such directors (as defined in the U.S. Internal Revenue Code) are eligible to receive options under the Directors’ Plan. Options granted under the Directors’ Plan are intended by us not to qualify as incentive stock options under the U.S. Internal Revenue Code. Option grants under the Directors’ Plan are non-discretionary.

Pursuant to the Directors’ Plan, new non-employee directors joining our Board of Directors following our 2003 Annual Meeting are automatically granted an option to purchase 50,000 shares of our common stock (the “Initial Grants”). New non-employee directors who joined our Board in 2003 before our 2003 Annual Meeting were automatically granted an option to purchase 3,571 shares of our common stock on the same terms as the Initial Grants. On the day after each annual meeting of our stockholders, each non-employee director on our Board of Directors as of the annual meeting is automatically granted an option to purchase 20,000 shares of our common stock (the “Annual Grants”). The exercise price per share of each new option granted under the Directors’ Plan is the fair market value of a share of our common stock on the date of the option grant. The Initial Grants may be exercised immediately but vest as follows: after one year of continuous service to us following the date of grant of such option, 1/3rd of the shares subject to the grant vest and 1/36th of the shares subject to the grant vest each month thereafter. The Annual Grants may be exercised immediately but vest 1/12th each month after the date of the grant. The term of options granted under the Directors’ Plan is ten years. In the event of a merger of Blue Martini with or into another corporation or a consolidation, acquisition of assets or other change-in-control transaction involving Blue Martini, the vesting of each option granted under the Directors’ Plan will accelerate 50% and the option will terminate if not exercised prior to the consummation of the transaction.

In addition to the non-discretionary grants under the Directors’ Plan, non-employee directors who joined our Board of Directors before our 2003 Annual Meeting were granted an additional option under our 2000 Equity Incentive Plan during 2003. Mr. Carey, Mr. Friedman, Mr. Gallello, Mr. Verhalen and Mr. Zuendt were granted, respectively, an option to purchase up to 43,000, 41,000, 46,000, 42,000 and 42,000 shares of our common stock, at an exercise price of the fair market value of a share of our common stock on the date of the option grant. Such options vest 1/3rd after one year of service and 1/36th per month thereafter.

Named Executive Officer Compensation

The following table shows for the fiscal years ended December 31, 2004, 2003 and 2002, compensation awarded or paid to our Chief Executive Officer and our other four most highly compensated executive officers at December 31, 2004:

SUMMARY COMPENSATION TABLE

		Annual Compensation						Long-Term Compensation Awards
Name and Principal Position	Year	Salary(1)	Bonus		Other Compensation(1)			Restricted Stock Awards		Securities Underlying Options (2)(3)(#)
Monte Zweben Chairman and Chief Executive Officer	2004 2003 2002	$300,000 300,000 225,000	$	— 35,000 —	$	— — —		$	— — —	92,300 — 35,714

Eran Pilovsky (4) Chief Financial Officer	2004 2003 2002	245,000 225,000 166,944		31,500 28,583 —		— — 15,000			72,800 — —	85,000 50,000 125,384

Eugene Davis (5) Vice President, Product Development	2004	59,295		—		—			53,200	100,000

Russell Gunderson (6) Vice President, Global Marketing and Business Development	2004	140,192		—		—			70,000	170,000

Robert Cell (7) Former Chief Operating Officer	2004 2003 2002	42,206 300,000 250,000		— 100,000 9,375		275,000 — —	(9)		— — —	— 125,000 239,541

Mary Hamershock (8) Former Vice President, Human Resources	2004 2003 2002	79,153 179,479 145,833		16,065 40,500 15,634		45,000 — —	(9)		— — —	30,000 — 117,969

(1)	As permitted by rules promulgated by the Securities and Exchange Commission (“SEC”), no amounts are shown with respect to certain “perquisites” where such amounts do not exceed the lesser of 10% of the sum of the amount in the salary and bonus columns or $50,000.
(2)	All share numbers have been adjusted to reflect a one-for-seven reverse split of all outstanding shares of our common stock, effected November 13, 2002.
(3)	We have not issued any stock appreciation rights.
(4)	Mr. Pilovsky joined Blue Martini in March 2002 and was promoted to Chief Financial Officer in August 2003. Mr. Pilovsky’s annualized salary was $190,000 in 2002.
(5)	Mr. Davis joined Blue Martini in August 2004 as our Vice President of Product Development. His annualized salary was $200,000 in 2004.
(6)	Mr. Gunderson joined Blue Martini in June 2004 as our Vice President of Global Marketing and Business Development. His annualized salary was $225,000 in 2004.
(7)	Mr. Cell served as our Chief Operating Officer from April 2003 until the termination of his services with us in February 2004. Mr. Cell also served as our Chief Financial Officer from January 2002 through April 2003 and our Vice President of Corporate Development from March 2000 through January 2002.
(8)	Ms. Hamershock served as our Vice President, Human Resources from May 2001 until the termination of her services with us in June 2004.
(9)	Mr. Cell and Ms. Hamershock received severance payments upon the termination of their services with us.

STOCK OPTION GRANTS AND EXERCISES

We grant options to our executive officers under our 2000 Equity Incentive Plan (the “2000 Equity Incentive Plan”). We also have a 2000 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”; collectively with the 2000 Equity Incentive Plan, the “Plans”). As of March 15, 2004, options to purchase a total of 2,817,033 shares were outstanding under the Plans and options to purchase 9,324,900 shares remained available for grant under the Plans. The following tables show for the fiscal year ended December 31, 2004, certain information regarding options granted to, exercised by, and held at year end by, each of the executive officers listed in the Summary Compensation Table.

The potential realizable value is calculated based on term of the option and the market value at the time of grant. Based on the rules promulgated by the Securities and Exchange Commission, we have assumed a stock appreciation of 5% and 10% from the date of the grant. These assumptions do not represent our prediction of our stock price performance. The potential realizable values at 5% and 10% appreciation are calculated by:

•	multiplying the number of shares of common stock subject to a given option by the fair market value of our common stock at the time of grant;

•	assuming that the total stock value derived from that calculation compounds at the annual 5% or 10% rate shown in the table from the date of grant of the options until the expiration of the options; and

•	subtracting from that result the total option exercise price.

The shares listed in the following table under “Number of Securities Underlying Options Granted” are subject to vesting as set forth below. Each of the options has a ten-year term, subject to earlier termination if the optionee’s service with us ceases.

Percentages shown under “Percent of Total Options Granted to Employees in FY 2004” are based on an aggregate of 2,609,800 options granted to our employees and directors under the Plans during the fiscal year ended December 31, 2004.

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants						Potential Realizable Value of Assumed Annual Rates of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options Granted		Percent of Total Options Granted in FY2004	Exercise or Base Price Per Share	Market Price of Stock at Time of Grant	Expiration Date
Name							5%	10%
Mr. Zweben	92,300	(1)	4%	5.59	5.59	3/1/2014	$324,483	$822,303
Mr. Pilovsky	45,000	(2)	2%	5.59	5.59	3/1/2014	$158,198	$400,906
	40,000	(3)	2%	2.68	2.68	9/2/2014	$67,418	$170,849
Mr. Davis	100,000	(4)	4%	2.66	2.66	9/28/2014	$167,286	$423,935
Mr. Gunderson	130,000	(5)	5%	4.41	4.41	5/24/2104	$360,545	$913,693
	40,000	(6)	2%	2.68	2.68	9/2/2014	$67,418	$170,849
Mr. Robert Cell	—		—	—	—	—	—	—
Ms. Hamershock	30,000	(7)	1%	5.59	5.59	3/1/2014	$105,466	$267,271

(1)	Options vest monthly over a three-year period.
(2)	Options vest monthly over a three-year period.
(3)	Options vest in full after five years and are subject to accelerated vesting upon meeting specified financial objectives.
(4)	75,000 options vest over a four-year period, 25% in the first year and 1/48 per month thereafter; 25,000 options vest in full after five years and are subject to accelerated vesting upon meeting specified financial objectives.
(5)	Options vest over a four-year period, 25% in the first year and 1/48 thereafter.
(6)	Options vest in full after five years and are subject to accelerated vesting upon meeting specified financial objectives.
(7)	Options vest monthly over a three-year period.

Aggregated Option Exercises During 2004 and Option Values at December 31, 2004

The following table presents the aggregate option exercises during 2004 and the number and value of securities underlying unexercised options that are held by each of the individuals listed in the Summary Compensation Table as of December 31, 2004.

Amounts shown under the columns “Value Realized” are based on the fair market value of our common stock on the exercise date as reported on the Nasdaq National Market less the aggregate exercise price. Amounts shown under the column “Value of Unexercised In-the-Money Options at December 31, 2004” are based on a price of $2.73 per share, which was the last reported sale price of our common stock on the Nasdaq National Market on December 31, 2004, without taking into account any taxes that may be payable in connection with the transaction, multiplied by the number of shares underlying the option, less the exercise price payable for these shares. Certain stock options granted to our employees allow for the early exercise of those options. All options exercised early are subject to repurchase by us at the original exercise price, upon the optionee’s cessation of service prior to the vesting of the shares.

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at December 31, 2004		Value of Unexercised In-the-Money Options at December 31, 2004(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Mr. Zweben	—	—	144,503	69,225	—	—
Mr. Pilovsky	12,100	40,898	136,141	112,143	17,790	2,000
Mr. Davis	—	—	—	100,000	—	7,000
Mr. Gunderson	—	—	—	170,000	—	2,000
Mr. Cell	201,327	484,084	87,855	—	—	—
Ms. Hamershock	88,832	115,085	—	—	—	—

(1)	“In-the-money” options are options with exercise prices below the market price of our common stock at December 31, 2004.

Employment, Severance and Change of Control Agreements

We have entered into agreements with Monte Zweben, our Chairman and Chief Executive Officer, Eran Pilovsky, our Chief Financial Officer, Eugene Davis, our Vice President of Product Development, Russell Gunderson, our Vice President of Global Marketing and Business Development, and Robert Cell, our former Chief Operating Officer.

Mr. Zweben’s agreement provides, among other things, that if he is terminated without cause not in connection with a change of control, we will pay him a cash payment equal to six months of his base salary and target bonus and extend the period of time to exercise any vested options to twenty-four months after termination; if Mr. Zweben is terminated without cause shortly before and in contemplation of a change of control or within twelve months after a change of control, the surviving corporation will pay him a cash payment equal to twelve months of his base salary and target bonus, accelerate the vesting of 50% of his unvested options and extend the period of time to exercise any vested options to forty-eight months after termination.

Mr. Pilovsky’s agreement provides, among other things, that if he is terminated without cause not in connection with a change of control, we will pay him a cash payment equal to three months of his base salary and target bonus and extend the period of time to exercise any vested options to eighteen months. If Mr. Pilovsky is terminated without cause shortly before and in contemplation of a change of control or within twelve months after a change of control, the surviving corporation will pay him a cash payment equal to six months of his base salary and target bonus, accelerate the vesting of 50% of his unvested options and extend the period of time to exercise any vested options to thirty-six months after termination.

Mr. Davis’ agreement provides, among other things, that if he is terminated without cause not in connection with a change of control, we will pay him a cash payment equal to three months of his base salary. If Mr. Davis is terminated without cause shortly before and in contemplation of a change in control or within twelve months after a change of control, the surviving corporation will pay him a cash payment equal to six months of his base salary.

Mr. Gunderson’s agreement provides, among other things, that if he is terminated without cause not in connection with a change of control, we will pay him a cash payment equal to three months of his base salary and target bonus. If Mr. Gunderson is terminated without cause shortly before and in contemplation of a change of control or within twelve months after a change of control, the surviving corporation will pay him a cash payment equal to six months of his base salary and target bonus.

In January 2004, we terminated Mr. Cell’s services as an officer of Blue Martini. Upon his termination and pursuant to the terms of his employment agreement, we entered into a separation agreement pursuant to which Mr. Cell released any possible claims against Blue Martini arising from his termination and we paid Mr. Cell a lump sum severance payment equal to $275,000 (representing six months of his base salary and target bonus), extended the period of time to exercise any of Mr. Cell’s vested option grants to twenty-four months after his termination, and accelerated the vesting of 35,441 shares of one of the unvested options held by Mr. Cell.

2000 Equity Incentive Plan

In the event of (i) a dissolution, liquidation or sale of substantially all of our assets, (ii) a merger in which Blue Martini is not the surviving entity or (iii) a reverse merger in which Blue Martini is the surviving corporation but the shares outstanding immediately prior to the merger are converted by virtue of the merger into other property, whether in the form of securities, cash or otherwise, then (1) any surviving or acquiring corporation shall assume rights outstanding under the 2000 Equity Incentive Plan or shall substitute similar rights for those outstanding under the 2000 Equity Incentive Plan or (2) with respect to those employees whose service continues following a transaction described above, if any surviving or acquiring corporation does not assume such rights or substitute similar rights, the vesting of such rights and the time during which such rights may be exercised will accelerate and terminate if not exercised prior to such transaction.

In addition, in the event of (i) any consolidation or merger of Blue Martini with or into another entity in which our stockholders immediately before the transaction own less than 50% of the surviving entity’s securities immediately after the transaction, (ii) any transaction or series of related transactions in which more than 50% of our voting power is transferred or (iii) the sale, lease, license or other disposition of all or substantially all of our assets, (collectively, a “Securities Acquisition”), the vesting of options outstanding under the 2000 Equity Incentive Plan held by employees whose service continues following the Securities Acquisition will be accelerated 50%.

If an employee’s service with us terminates without cause within twelve months of a change of control in which more than 30% of the voting power of Blue Martini is transferred or we sell or lease substantially all of our assets, then the employee may exercise any vested portion of his or her options within the earlier of eighteen months or the expiration of the term of the options.

2000 Employee Stock Purchase Plan.

In the event of (i) a dissolution, liquidation or sale of substantially all of our assets, (ii) a merger in which Blue Martini is not the surviving entity or (iii) a reverse merger in which Blue Martini is the surviving corporation but the shares outstanding immediately preceding the merger are converted by virtue of the merger into other property, whether in the form of securities, cash or otherwise, then: (1) any surviving or acquiring corporation shall assume rights outstanding under the 2000 Employee Stock Purchase Plan or shall substitute similar rights for those outstanding under the 2000 Employee Stock Purchase Plan, or (2) if any surviving or acquiring corporation refuses to assume such rights or to substitute similar rights, then, as determined by our Board of Directors in its sole discretion, such rights may continue in full force and effect or the participants’ accumulated payroll deductions may be used to purchase shares immediately prior to the transaction described above under the ongoing offering and the participants’ rights under the ongoing offering will thereafter be terminated.

Change in Control Agreement

On March 1, 2005, we entered into an Agreement and Plan of Merger dated as of February 28, 2005 with Multi-Channel, under which Multi-Channel would acquire us through the merger of a wholly owned subsidiary of Multi-Channel with and into Blue Martini, and upon the closing of the merger, the holders of common stock outstanding at that time will receive $4.00 in cash for each share of our common stock. The merger is subject to customary closing conditions, including the approval of our stockholders and the expiration or termination of waiting periods under U.S. and applicable foreign antitrust laws. The foregoing description is qualified in its entirety by reference to the full text of the Agreement and Plan of Merger, a copy of which was filed as Exhibit 10.1 to the Form 8-K filed by us on March 4, 2005.

In connection with the proposed merger, we have filed a preliminary proxy statement with the Securities and Exchange Commission, or SEC, and intend to file a definitive proxy statement with the SEC. BEFORE MAKING ANY VOTING DECISION WITH RESPECT TO THE PROPOSED MERGER, WE URGE OUR STOCKHOLDERS TO READ THE PROXY STATEMENT AND OTHER RELEVANT MATERIALS BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED MERGER. The proxy statement and other relevant materials, and any other documents filed by us with the SEC, may be obtained free of charge at the SEC’s website at www.sec.gov. In addition, our stockholders may obtain free copies of the documents filed with the SEC by contacting our Investor Relations at (650) 356-4000 or Blue Martini, Inc., 2600 Campus Drive, San Mateo, CA 94403. Any reports, statements and other information filed by us with the SEC may be copied or read at the SEC public reference room at 450 Fifth Street, N.W. Room 1200, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 or visit the SEC’s website for further information on its public reference room.

We and our executive officers and directors may be deemed to be participants in the solicitation of proxies from our stockholders in favor of the proposed merger. Some of our executive officers and directors have interests in the merger that may differ from the interests of our stockholders generally, including acceleration of vesting of stock options and continuation of director and officer insurance and indemnification. See, for example, the discussion of under “The Merger – Interests of Our Directors and Executive Officers in the Merger.” These interests will be described in the definitive proxy statement when it becomes available.

Report of the Compensation Committee of the Board of Directors on Executive Compensation

Our Board of Directors has delegated to the Compensation Committee the authority to establish and oversee our compensation programs. The Compensation Committee is currently comprised of two independent directors: Mr. Friedman and Ms. Johnson. The purpose of the Compensation Committee is responsible for (i) determining and approving the compensation of the Company’s Chief Executive Officer, (ii) reviewing and approving compensation for the Company’s executive officers and other senior management as appropriate, (iii) fulfilling the Board’s oversight responsibilities with respect to the Company’s overall compensation policies, plans and programs, and (iv) performing other activities related to the Company’s compensation plans and structure, including preparing and reviewing the Committee report included in the annual proxy statement in accordance with applicable rules and regulations promulgated by the United States Securities and Exchange Commission (the “SEC”). The term “compensation” shall include salary, long-term incentives, bonuses, perquisites, equity incentives, severance arrangements and other benefits and benefit plans.

Compensation Philosophy

The policies of the Compensation Committee with respect to executive officers, including our Chief Executive Officer, are to provide compensation sufficient to attract, motivate and retain executives of outstanding ability and potential. To emphasize sustained performance of our executive officers, the Compensation Committee has adopted policies to align executive compensation with the creation of stockholder value as measured in the equity markets. These policies are implemented using a mix of the following key elements:

1.	We pay base salaries that are generally competitive with other computer software companies with which we compete for talent. To ensure that our salaries are sufficient to attract and retain highly qualified executives and other key employees, we regularly compare our salaries with those of our competitors and set salary parameters based on this review;

2.	We provide opportunities for cash bonuses based on the achievement of specific operating goals and high levels of performance; and

3.	We provide significant equity-based incentives pursuant to our 2000 Equity Incentive Plan and 2000 Employee Stock Purchase Plan to ensure that our executive officers and key employees are motivated to achieve our long term goals.

Base Salary

The Compensation Committee recognizes the importance of maintaining compensation practices and levels of compensation competitive with other computer software companies with which we compete for personnel. Base salary represents the fixed component of the executive compensation program. The Compensation Committee reviews with the Chief Executive Officer an annual salary plan for our executive officers, other than our Chief Executive Officer. The salary plan is modified as deemed appropriate and approved by the Compensation Committee. The annual salary plan is developed based on an annual review of executive salaries at comparable software companies. The annual plan also takes into account past performance and expected future contributions of the individual executive.

Cash Bonuses

Our policy is to maintain annual cash incentive bonus programs to reward certain executive officers and other key employees for attaining defined performance goals. In determining bonus amounts for executive officers, consideration is given to Blue Martini’s performance and individual performance.

Guaranteed Compensation

In order to retain and motivate several key employees following corporate restructurings, we guaranteed certain employees, including each of the executive officers listed on the Summary Compensation Table, certain severance amounts in the event that they are terminated without cause. See “Employment, Severance and Change of Control Agreements.”

Equity Compensation

We established our 2000 Equity Incentive Plan and 2000 Employee Stock Purchase Plan to provide all of our employees, including executive officers, with an opportunity to share, along with our stockholders, in our long-term performance. The Compensation Committee strongly believes that a primary goal of the compensation program should be to provide key employees who have significant responsibility for our management, growth and future success with an opportunity to increase their ownership of Blue Martini and potentially gain financially from our stock price increases. The interests of our stockholders, executives and employees should thereby be closely aligned. Executives are eligible to receive stock options at the discretion of the Compensation Committee, giving them the right to purchase shares of our common stock in the future at a price equal to fair market value at the date of grant. All grants must be exercised according to the provisions of our 2000 Equity Incentive Plan. Outstanding options held by executive officers generally vest four years and expire ten years from the date of grant. We have used stock options as the primary incentive to attract and motivate our executive officers. The goal of the Compensation Committee is to provide equity compensation for executive officers, including the Chief Executive Officer, at levels that which are appropriate in view of compensation equal levels at comparable other companies in our industry software companies. Within such range, option amounts are based on salary grade within Blue Martini and the achievement of overall company and individual performance goals as discussed above.

Chief Executive Officer Compensation

The Compensation Committee uses the same procedures described above in setting the annual salary, bonus and stock option awards for Monte Zweben, our Chairman and Chief Executive Officer. Mr. Zweben’s base salary in 2004 was $300,000, which represented no change from 2003. Mr. Zweben received no bonus in 2004. Under our executive compensation program, the total compensation mix for senior executives includes longer-term rewards in the form of stock options. Mr. Zweben was granted options to purchase 92,300 shares of common stock at an exercise price of $5.59.

Federal Tax Considerations Section

Section 162(m) of the U.S. Internal Revenue Code limits Blue Martini to a deduction for federal income tax purposes of no more than $1 million of compensation paid to certain executive officers in a taxable year. Compensation above $1 million may be deducted if it is “performance-based compensation” within the meaning of the code. The Compensation Committee has determined to satisfy the requirements for “performance-based compensation” with respect to compensation awarded to our executive officers to the extent then practicable.

Summary

The Compensation Committee believes that the compensation of executives by Blue Martini is competitive with the compensation programs provided by other software companies with which we compete for executives and employees and appropriate in light of the challenges facing Blue Martini. The Compensation Committee believes its compensation strategy, principles and practices result in a compensation program tied to stockholder returns and linked to the achievement of annual and longer-term financial and operational results of Blue Martini on behalf of our stockholders.

Compensation Committee Interlocks and Insider Participation

As noted above, our Compensation Committee currently consists of Mr. Friedman and Ms. Johnson. No current member of the Compensation Committee is an officer or employee of Blue Martini and no executive officer of Blue Martini serves as a member of a compensation committee of any entity that has one or more executives serving as a member of Blue Martini’s Compensation Committee.

PERFORMANCE MEASUREMENT COMPARISON

The following graph shows the total stockholder return of an investment of $100 in cash from our initial public offering on July 25, 2000 for (i) our common stock (initial public offering price of $140/share); (ii) the Nasdaq Stock Market—U.S. Index; and (iii) the Nasdaq Computer and Data Processing Index. All values assume reinvestment of the full amount of all dividends and are adjusted to give retroactive effect to our Reverse Split, which was effected November 13, 2002.

COMPARISON OF 42 MONTH CUMULATIVE TOTAL RETURN*

AMONG BLUE MARTINI SOFTWARE, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX,

AND THE NASDAQ COMPUTER & DATA PROCESSING INDEX

*	$100 invested on 7/25/00 in stock or index- including reinvestment of dividends. Fiscal year ending December 31.

The material in this report is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of Blue Martini under the Securities Act or Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents certain information regarding the ownership of our common stock as of March 1, 2005 by:

•	each director and nominee for director;

•	each of the executive officers named in the Summary Compensation Table;

•	all of our executive officers and directors as a group; and

•	all those known by us to be beneficial owners of more than five percent of our common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, or SEC, and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of our common stock subject to options currently exercisable within 60 days of February 28, 2005. These shares are not deemed outstanding for purposes of computing the percentage ownership of each other person. Percentage of beneficial ownership is based on 13,075,413 shares of our common stock outstanding as of March 1, 2005. Unless otherwise indicated, the address for each listed stockholder is c/o Blue Martini Software, Inc., 2600 Campus Drive, San Mateo, California 94403. All amounts shown are adjusted to reflect a one-for-seven reverse stock split of all outstanding shares of our common stock, which was effective on November 13, 2002.

	Beneficial Ownership (1)
Name and Address of Beneficial Owner	Number of Shares	Percent of Total
Directors And Executive Officers
Monte Zweben (2)	3,574,451	27.0%
Eran Pilovsky (3)	196,078	1.5%
Eugene Davis	19,000	*
Russell Gunderson	25,000	*
Robert Cell (4)	87,855	*
Mary Hamershock	—	*
Dennis Carey (5)	73,038	*
Mel Friedman (6)	73,802	*
Dominic Gallello (7)	71,878	*
Amal Johnson (8)	70,000	*
Gary Wetsel (9)	70,000	*
William Zuendt (10)	248,109	1.9%
All directors and executive officers as a group (12 persons) (11)	4,509,211	32.4%

5% Stockholders
Multi-Channel Holdings, Inc. (12) c/o Golden Gate Private Equity, Inc. One Embarcadero Center, 33rd Floor San Francisco, CA 94111	4,225,278	30.9%
Entities Affiliated with CCM Master Fund, Ltd. One North Wacker Drive, Suite 4725 Chicago, IL 60606	1,044,904	8.0%
Dimensional Fund Advisors Inc. 1299 Ocean Avenue, 11th Floor Santa Monica, CA	666,071	5.1%

*	Represents beneficial ownership of less than one percent of the outstanding shares of our common stock.

(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.
(2)	Represents 3,006,551 shares held by Monte Zweben, Trustee of The Zweben Family Revocable Trust UTA dated 10/17/97, as amended, 413,142 shares held by The Zweben Family Limited Partnership and 154,758 shares issuable upon exercise of vested and unvested exercisable options within 60 days of February 28, 2005.
(3)	Includes 146,498 shares issuable upon exercise of vested options within 60 days of February 28, 2005.
(4)	Includes 87,555 shares issuable upon exercise of vested options within 60 days of February 28, 2005.
(5)	Includes 73,038 shares issuable upon exercise of vested options within 60 days of February 28, 2005.
(6)	Includes 73,802 shares issuable upon exercise of vested and unvested exercisable options within 60 days of February 28, 2005.
(7)	Includes 71,592 shares issuable upon exercise of vested and unvested exercisable options within 60 days of February 28, 2005.
(8)	Includes 70,000 shares issuable upon exercise of vested and unvested exercisable options within 60 days of February 28, 2005.
(9)	Includes 70,000 shares issuable upon exercise of vested and unvested exercisable options within 60 days of February 28, 2005.
(10)	Includes 73,261 shares issuable upon exercise of vested and unvested exercisable options within 60 days of February 28, 2005.
(11)	Includes 820,804 shares issuable upon exercise of vested and unvested exercisable options within 60 days of February 28, 2005. See footnotes (2) through (10) above.
(12)	Represents (i) 3,006,551 shares held by Monte Zweben, Trustee of The Zweben Family Revocable Trust UTA dated 10/17/97, as amended, 413,142 shares held by The Zweben Family Limited Partnership and 154,758 shares issuable upon exercise of vested and unvested options granted to Monte Zweben, which options are exercisable within 60 days of the date of February 28, 2005; (ii) 19,000 shares of Common Stock held of record by Eugene Davis; and (iii) 25,000 shares of Common Stock held of record by Russell Gunderson; (iv) an aggregate of 73,038 shares of Common Stock issuable upon exercise of stock options granted to Dennis Carey, which are exercisable within 60 days of February 28, 2005; (v) an aggregate of 73,802 shares of Common Stock issuable upon exercise of stock options granted to Mel Friedman, which are exercisable within 60 days of February 28, 2005; (vi) 286 shares of Common Stock held of record by and an aggregate of 71,592 shares of Common Stock issuable upon exercise of stock options granted to Dominic Gallello, which options are exercisable within 60 days of February 28, 2005; (vii) an aggregate of 70,000 shares of Common Stock issuable upon exercise of stock options granted to Amal Johnson, which are exercisable within 60 days of February 28, 2005; (viii) an aggregate of 70,000 shares of Common Stock issuable upon exercise of stock options granted to Gary A. Wetsel, which are exercisable within 60 days of February 28, 2005; and (ix) 174,849 shares of Common Stock held of record by and an aggregate of 73,261 shares of Common Stock issuable upon exercise of stock options granted to William Zuendt, which options are exercisable within 60 days of February 28, 2005. Multi-Channel Holdings, Inc. maintains shared voting power of these shares with respect to matters related to the pending merger of a wholly owned subsidiary of Multi-Channel with and into Blue Martini. These voting matters are discussed in more detail under the caption “The Merger-Voting Agreements” in our Preliminary Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on or about March 28, 2005.

Equity Compensation Plan Information

The number of shares issuable upon exercise of outstanding stock options, restricted stock, warrants, the weighted-average exercise price of the outstanding options, and the number of stock options remaining for future issuance for each of our plans are summarized in the following table as of December 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, rights and restricted stock	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	3,523,000	$4.97	6,102,000
Equity compensation plans not approved by security holders (warrants to non-employees)	485,000	$8.30	—

Total	4,000,000	$5.37	6,102,000

See Note 10 of the Consolidated Financial Statements included elsewhere in this annual report for more detailed information on the stock options, restricted stock and warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have entered into indemnity agreements with certain officers and directors which provide, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of Blue Martini, and otherwise to the fullest extent permitted under Delaware law and our Bylaws. See “Legal Proceedings” for a description of current actions and proceedings involving certain of our officers and directors by reason of their positions with us as officers and directors.

We have entered into agreements with Monte Zweben, our Chairman and Chief Executive Officer, Eran Pilovsky, our Chief Financial Officer, Eugene Davis, our Vice President of Product Development, Russell Gunderson, our Vice President of Global Marketing and Business Development, and Robert Cell, our former Chief Operating Officer, all of which are discussed in greater detail in this Form 10-K under “Employment, Severance and Change of Control Agreements.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees billed to Blue Martini for fiscal years ended December 31, 2004 and 2003, by KPMG, our principal accountant.

	Fiscal Year
	2004		2003
Audit Fees	$346,500		$308,000
Audit-Related Fees	—		—
Tax Fees	$52,000	(2)	$161,000	(1)
All Other Fees	—		—

Total Fees	$398,500		$469,000

(1)	Fees related to the preparation and review of fourth quarter federal and state estimated taxes for December 31, 2002, preparation of California returns for the years ended December 31, 2000, 2001 and 2002 for Blue Martini Software LLC, tax planning and services for Europe and Australia and income tax return preparation for employees who worked overseas.
(2)	Fees related to the preparation of 2003 UK tax return and income tax return preparation for employees who worked overseas.

The Audit Committee approved all fees described above and believes that the payment of such fees is compatible with maintaining the auditor’s independence. During 2004, all of the hours expended on our audit by KPMG were provided by KPMG’s permanent employees.

PRE-APPROVAL POLICIES AND PROCEDURES

In 2004, the Audit Committee established its current policy regarding pre-approval of all audit and permissible non-audit services provided by our independent auditors, KPMG. This policy mandates: (i) that a budget and plan for both audit and non-audit services be provided to the Audit Committee and (ii) that no auditor engagements for non-audit services may be entered into without pre-approval of the Audit Committee. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting. The policy also prohibits our auditors from performing services that are prohibited pursuant to Section 201 of the Sarbanes Oxley Act of 2002, which includes services such as bookkeeping services, financial systems consulting services and internal audit services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this annual report:

1.	Financial Statements

Report of Independent Registered Public Accounting Firm

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

3.	Exhibits

The exhibits in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report on Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (9)

3.3	Amended and Restated Bylaws of the Registrant. (2)

4.1	Specimen Stock Certificate following one-for-seven reverse split on November 13, 2002. (9)

10.1	2000 Equity Incentive Plan, as amended. (8)

10.2	2000 Employee Stock Purchase Plan, as amended. (4)

10.3	2000 Non-Employee Directors’ Stock Option Plan, as amended. (10)

10.4	Commercial Office Lease Agreement by and between Peninsula Office Park Associates, L.P. and Registrant, as amended. (3)

10.5	Agreement and Plan of Merger by and between the Registrant and Blue Martini LLC dated January 12, 1999. (3)

10.7	Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers. (3)

10.8	License and Marketing Agreement by and between the Registrant and Neuron Data, Inc., now Blaze Software, Inc., dated March 31, 1999, as amended. (3)

10.9	Blue Martini Software Training Facility Agreement between the Registrant and Diversified Computer Consultants of California, Inc., dated March 1, 2000. (3)

10.10	First Amendment to Lease between Peninsula Office Park Associates, L.P., and Registrant, dated May 12, 1999. (5)

10.11	Second Amendment to Lease between Peninsula Office Park Associates, L.P., and Registrant, dated August 5, 1999. (5)

10.12	Third Amendment to Lease between Peninsula Office Park Associates, L.P., and Registrant, dated January 11, 2000. (5)

10.13	Blue Martini Software Training Facility Agreement between Diversified Computer Consultants, LLC and Registrant, dated September 13, 2000. (5)

10.14	Fourth Amendment to Lease between Peninsula Office Park Associates, L.P., and Registrant, dated December 20, 2000. (4)

10.15	Fifth Amendment to Lease between Peninsula Office Park Associates, L.P., and Registrant, dated February 16, 2001. (4)

10.16	Amendment to the License and Marketing Agreement by and between the Registrant and Neuron Data, Inc., now Blaze Software, Inc., dated December 22, 2000. +(4)

10.17	Agreement and Plan of Merger and Reorganization, dated as of April 16, 2002, by and among Blue Martini and The Cybrant Corp. (6)

10.18	Agreement by and between the Registrant and Monte Zweben dated October 17, 2002. (7)*

10.19	Offer to Exchange Outstanding Options, dated November 4, 2002. (8)

10.20	Agreement by and between eePrise, Inc. (subsequently The Cybrant Corp.) and Array Technology ApS dated July 26, 1999. +(9)

10.21	Agreement by and between the Registrant and Array Technology A/S, dated October 1, 2002 +(9)

10.22	Agreement by and between the Registrant and Robert Cell dated March 19, 2004 (11)*

10.23	Agreement by and between the Registrant and Mary Hamershock dated March 23, 2004 (11)*

10.24	Agreement by and between the Registrant and Russell Gunderson dated May 12, 2004 (12)*

10.25	Agreement by and between the Registrant and Eugene Davis dated August 27, 2004 (13)*

10.26	Agreement by and between the Registrant and Russell Gunderson dated February 21, 2005 (15)*

10.27	Agreement and Plan of Merger by and among the Registrant, Multi-Channel Holdings, Inc. and BMS Merger Corporation, dated as of February 28, 2005. (16)

10.28	Letter agreement from Golden Gate Private Equity, Inc. and Golden Gate Capital Investment Fund II, L.P. in favor of Multi-Channel Holdings, Inc. and the Registrant, dated February 28, 2005 (18)

10.29	Form of Restricted Stock Bonus Agreement entered into with certain Eran Pilovsky, Gene Davis and Russell Gunderson. (14)*

10.30	Non-Employee Director Compensation Arrangement. (17)

21.1	Subsidiaries of the Registrant. (19)

23.1	Consent of Independent Registered Public Accounting Firm. (19)

24.1	Power of Attorney is contained on the signature pages.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (19)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (19)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. (19)

+	Confidential treatment requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
*	Management contract or compensatory arrangement
1	Filed in the Registrant’s Form 10-Q for the six-month period ended June 30, 2000, and incorporated herein by reference.
2	Filed in the Registrant’s Registration Statement on Form S-8 (No. 333-55374), and incorporated herein by reference.
3	Filed in the Registrant’s Registration Statement on Form S-1 (No. 333-36062), as amended, and incorporated herein by reference.
4	Filed in the Registrant’s Form 10-K for the twelve-month period ended December 31, 2000, and incorporated herein by reference.
5	Filed in the Registrant’s Form 10-Q for the nine-month period ended September 30, 2000, and incorporated herein by reference.
6	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 1, 2002, and incorporated herein by reference.

7	Filed in the Registrant’s Form 10-Q for the nine-month period ended September 30, 2002, and incorporated herein by reference.
8	Filed under Exhibit number 99(a)(1)(A) to the Schedule TO filed with the Securities and Exchange Commission on November 4, 2002, and incorporated herein by reference.
9	Filed in the Registrant’s Form 10-K for the twelve-month period ended December 31, 2002, and incorporated herein by reference.
10	Filed in the Registrant’s Amendment No. 1 to Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 2, 2003, and incorporated herein by reference.
11	Filed in the Registrant’s Form 10-Q for the three month period ended March 31, 2004, and incorporated herein by reference.
12	Filed in the Registrant’s Form 10-Q for the six month period ended June 30, 2004, and incorporated herein by reference.
13	Filed in the Registrant’s Form 10-Q for the nine month period ended September 30, 2004, and incorporated herein by reference.
14	Filed in the Registrant’s current report on Form 8-K filed with the SEC on January 3, 2005, and incorporated herein by reference.
15	Filed in the Registrant’s current report on Form 8-K filed with the SEC on February 25, 2005, and incorporated herein by reference.
16	Filed in the Registrant’s current report on Form 8-K filed with the SEC on March 4, 2005, and incorporated herein by reference.
17	Disclosed under the caption “Compensation of Directors” on the Registrant’s Preliminary Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 28, 2005, and incorporated herein by reference.
18	Filed as Annex D on the Registrant’s Preliminary Proxy Statement on Schedule 14A filed with the SEC on March 28, 2005, and incorporated herein by reference.
19	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2005.

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

Signature	Title	Date
/s/ MONTE ZWEBEN	Chairman and Chief Executive Officer (Principal Executive Officer)	March 29, 2005
Monte Zweben

/s/ ERAN PILOVSKY	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2005
Eran Pilovsky.

/s/ DENNIS J. CAREY	Director	March 29, 2005
Dennis J. Carey

/s/ MEL FRIEDMAN	Director	March 29, 2005
Mel Friedman

/s/ DOMINIC GALLELLO	Director	March 29, 2005
Dominic Gallello

/s/ AMAL JOHNSON	Director	March 29, 2005
Amal Johnson

/s/ GARY A. WETSEL	Director	March 29, 2005
Gary A. Wetsel

/s/ WILLIAM F. ZUENDT	Director	March 29, 2005
William F. Zuendt

FINANCIAL STATEMENTS

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors

Blue Martini Software, Inc.:

We have audited the accompanying consolidated balance sheets of Blue Martini Software, Inc. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Martini Software, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year-period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Mountain View, California

February 7, 2005, except for Note 13, which is as of February 28, 2005.

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2004	2003
ASSETS

Current assets:

Cash and cash equivalents	$3,136	$14,361
Short-term investments	29,190	30,865
Accounts receivable, net of allowance of $74 in 2004 and $604 in 2003	2,516	3,787
Restricted cash	264	314
Prepaid expenses and other current assets	1,329	1,334

Total current assets	36,435	50,661
Computer equipment, net	198	469
Restricted cash, less current portion	358	648
Other assets	267	302

Total assets	$37,258	$52,080

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$490	$891
Accrued employee compensation	792	2,951
Other current liabilities	3,142	4,216
Accrued restructuring charges	1,372	794
Deferred revenues	4,024	4,522

Total current liabilities	9,820	13,374

Deferred revenues, less current portion	172	350
Accrued restructuring charges, less current portion	279	1,637

Total liabilities	10,271	15,361

Stockholders’ equity:
Common stock; $0.001 par value; 500,000 shares authorized; 12,938 and 11,542 shares issued and outstanding at 2004 and 2003, respectively	13	12
Additional paid-in-capital	261,804	258,143
Deferred stock compensation	(1,005)	—
Accumulated other comprehensive loss	(1,036)	(850)
Accumulated deficit	(232,789)	(220,586)

Total stockholders’ equity	26,987	36,719

Total liabilities and stockholders’ equity	$37,258	$52,080

See accompanying notes to consolidated financial statements.

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Revenues:
License	$7,321	$11,479	$5,915
Professional services	11,791	12,795	19,330
Maintenance	9,174	8,321	8,378

Total revenues	28,286	32,595	33,623

Cost of revenues:
License	846	1,607	3,812
Professional services	9,398	10,636	16,046
Maintenance	2,613	3,049	4,118

Total cost of revenues	12,857	15,292	23,976

Gross profit	15,429	17,303	9,647

Operating expenses:
Sales and marketing	13,846	18,714	26,920
Research and development	7,541	9,713	13,380
General and administrative	5,037	6,786	7,590
Amortization of deferred stock compensation*	188	1,336	(794)
Impairment of long-lived assets and goodwill	—	(673)	16,678
In-process research and development	—	—	800
Restructuring charges	1,678	180	6,363

Total operating expenses	28,290	36,056	70,937

Loss from operations	(12,861)	(18,753)	(61,290)

Interest income and other, net	710	1,184	2,438

Net loss before provision for income taxes	(12,151)	(17,569)	(58,852)
Provision for income taxes	52	18	—

Net loss	$(12,203)	$(17,587)	$(58,852)

Basic and diluted net loss per common share	$(1.00)	$(1.61)	$(5.80)

Shares used in computing basic and diluted net loss per common share	12,200	10,950	10,140

* Amortization of deferred stock compensation would be further classified as follows:
Cost of service revenues	$30	$277	$166
Sales and marketing	115	105	(358)
Research and development	21	292	123
General and administrative	22	662	(725)

	$188	$1,336	$(794)

See accompanying notes to consolidated financial statements.

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

Years Ended December 31, 2004, 2003 and 2002

(In thousands)

	Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stock-holders’ Equity	Comprehensive Loss
	Shares	Amount
Balances, December 31, 2001	9,776	$10	$254,004	$(8,000)	$595	$(144,147)	$102,462
Net loss	—	—	—	—	—	(58,852)	(58,852)	$(58,852)
Net foreign currency translation loss	—	—	—	—	(293)	—	(293)	(293)
Net unrealized loss in investments	—	—	—	—	(188)	—	(188)	(188)

Total comprehensive loss								$(59,333)

Issuance of common stock	320	—	1,970	—	—	—	1,970
Issuance of common stock (non-cash)	60	—	197	—	—	—	197
Repurchases of common stock	(167)	—	(662)	—	—	—	(662)
Forfeiture of stock options due to employee terminations	—	—	(8,073)	8,073	—	—	—
Amortization of deferred stock compensation	—	—	—	(794)	—	—	(794)
Deferred compensation relating to stock options	—	—	590	(590)	—	—	—
Issuance of stock and warrants for Cybrant acquisition	575	1	7,034	—	—	—	7,035
Issuance of warrants to non-employee	—	—	230	—	—	—	230

Balances, December 31, 2002	10,564	11	255,290	(1,311)	114	(202,999)	51,105
Net loss	—	—	—	—	—	(17,587)	(17,587)	$(17,587)
Net foreign currency translation loss	—	—	—	—	(755)	—	(755)	(755)
Net unrealized loss in investments	—	—	—	—	(209)	—	(209)	(209)

Total comprehensive loss								$(18,551)

Issuance of common stock	1,030	1	2,965	—	—	—	2,966
Repurchases of common stock	(32)	—	(51)	—	—	—	(51)
Issuance/retirement of shares held in escrow relating to the acquisition	(20)	—	(86)	—	—	—	(86)
Forfeiture of stock options due to employee terminations	—	—	(294)	294	—	—	—
Stock compensation expense relating to variable plan accounting	—	—	319	—	—	—	319
Amortization of deferred stock compensation	—	—	—	1,017	—	—	1,017

Balances, December 31, 2003	11,542	12	258,143	—	(850)	(220,586)	36,719
Net loss	—	—	—	—	—	(12,203)	(12,203)	$(12,203)
Net foreign currency translation loss	—	—	—	—	(77)	—	(77)	(77)
Net unrealized loss in investments	—	—	—	—	(109)	—	(109)	(109)

Total comprehensive loss								$(12,389)

Issuance of common stock	1,004	1	2,468	—	—	—	2,469
Issuance of restricted stock	392	—	1,098	(1,098)	—	—	—
Amortization of deferred stock and stock-based compensation expense	—	—	95	93	—	—	188

Balances, December 31, 2004	12,938	$13	$261,804	$(1,005)	$(1,036)	$(232,789)	$26,987

See accompanying notes to consolidated financial statements.

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Operating activities:
Net loss	$(12,203)	$(17,587)	$(58,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment and amortization of intangible assets and other	439	1,231	7,934
Amortization of deferred stock compensation	188	1,336	(794)
Provision (credit) for doubtful accounts	(290)	(97)	190
Impairment of long-lived assets and goodwill	—	(673)	16,678
In-process research and development	—	—	800
Non-cash restructuring charges	—	—	128
Changes in operating assets and liabilities:
Accounts receivable	1,561	2,076	(73)
Prepaid expenses and other assets	40	241	1,112
Accounts payable, accrued employee compensation and other current liabilities	(3,634)	(2,974)	(3,858)
Accrued restructuring charges	(780)	(1,045)	3,064
Deferred revenues	(676)	1,566	(1,912)

Net cash used in operating activities	(15,355)	(15,926)	(35,583)

Cash flows from investing activities:
Cash acquired in acquisition	—	—	152
Purchases of property and equipment	(168)	(586)	(443)
Purchases of short-term investments	(51,399)	(92,180)	(43,771)
Sales and maturities of short-term investments	52,965	114,126	75,116

Net cash provided by investing activities	1,398	21,360	31,054

Cash flows from financing activities:
Net proceeds from issuance of common stock	2,469	2,966	1,970
Repurchases of common stock	—	(51)	(662)
Decrease in restricted cash	340	355	355
Repayment of debt and capital lease obligations	—	—	(1,702)

Net cash provided by (used) in financing activities	2,809	3,270	(39)

Effect of exchange rate changes on cash	(77)	(755)	(293)

Net increase (decrease) in cash and cash equivalents	(11,225)	7,949	(4,861)
Cash and cash equivalents at beginning of period	14,361	6,412	11,273

Cash and cash equivalents at end of period	$3,136	$14,361	$6,412

Supplemental disclosure of non-cash investing and financing activities:
Issuance of restricted stock	$1,098	$—	$—

Issuance/retirement of common stock and warrants for Cybrant Corp.	$—	$(86)	$7,035

Warrants issued in connection with marketing agreement	$—	$—	$230

Stock issued to a terminated executive	$—	$—	$192

See accompanying notes to consolidated financial statements.

BLUE MARTINI SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

The Company: Blue Martini Software, Inc. (the “Company” or “Blue Martini”) provides sales optimization software designed to enable companies to sell more, by proactively guiding salespeople, partners, and customers through selling interactions, as well as services related to the implementation and maintenance of the software.

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

Revenue Recognition: The Company derives its revenues from licenses of its software products and the related professional services and customer support (maintenance) services. The Company’s standard license agreements provide for an initial fee for use of the Company’s products in perpetuity, typically limited to a number of servers (CPUs), business units, geographies, brands or other similar limitations. The Company generally sells its suite of applications through a direct sales force. The Company licenses its software in multiple element arrangements in which typically the customer purchases a combination of software and maintenance. In a typical arrangement, professional services are not considered essential to the functionality of the software.

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

The Company allocates revenue on software arrangements involving multiple elements to each element based on the residual value method prescribed by SOP 89-9, “Software Revenue Recognition with Respect to Certain Arrangements”. Under the residual method, if the vendor specific objective evidence (VSOE) of fair value exists for all undelivered elements, but does not exist for the delivered element, revenue is allocated to the undelivered elements base on VSOE of fair market value and the residual is allocated to the delivered element. The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. The

Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenue to maintenance and technical support services, professional services and training components of its arrangements. The Company has established VSOE on its professional services based on hours worked and hourly rates charged and training based on amounts charged per class per student. VSOE for maintenance is determined based upon the customer’s annual renewal rates. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method. Fees for maintenance are deferred and recognized ratably over the term of the support period.

The Company’s professional services generally are not essential to the functionality of the software. The Company’s suite of applications is fully functional upon delivery and implementation and does not require any significant modification or alteration. Customers purchase the Company’s professional services to facilitate the implementation of the Company’s technology but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are negotiated independently from professional services, which may be based on a time-and-materials, milestone-achieved or fixed fee basis. The Company generally recognizes revenue from professional services as the services are performed based on hours worked at contractual hourly rates. For fixed-fee and milestone-based projects, the Company makes ongoing assessments throughout the duration of each engagement as to whether a loss will be incurred on a project. Losses on projects are recognized in the period identified.

The Company also started offering its software in hosted and on-demand environments in 2004. Revenues from this arrangement are recognized ratably during the term of the contract as hosting or on-demand services are rendered during the contract term. In 2004, as the amounts were insignificant, revenues and costs resulting from this offering were accounted for in professional services revenues and costs.

Cost of license revenue consists primarily of royalties paid to third parties for licensing of technology and amortization of purchased technology.

Cost of professional service revenues consist primarily of salaries and other personnel-related expenses, costs of services provided by third party consultants engaged by the Company, and allocated overhead costs (including facilities, and information systems.) Cost of service revenues also includes costs of our hosted and on-demand environments.

Deferred revenues generally result from the following: deferred maintenance, cash received for professional services not yet rendered and license revenues relating to arrangements where the Company has received cash and the revenue is not yet recognizable.

Cash, Cash Equivalents and Short-Term Investments: The Company considers all highly liquid investments with remaining maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds of $2.3 million and various deposit accounts of $800,000. Cash equivalents are recorded at fair market value. The objective of the Company’s investment policy is preservation of the value of its investment portfolio while maintaining adequate financial liquidity. The Company invests in high-quality fixed-income investment securities with maturities of 18 months or less.

The Company’s investments are classified as “available-for-sale” and are carried at fair value based on quoted market prices. The Company has the intent to maintain a liquid portfolio and has the ability to redeem its investments at their carrying amounts. Therefore, all investments are classified as short-term. These investments consist of fixed-income securities that include commercial paper, corporate bonds and notes, U.S. treasury securities, US government agency securities and asset-backed securities. Unrealized holding gains and losses are excluded from earnings and are reported as a separate component of other comprehensive loss until realized. Realized gains and losses from the sale of available-for-sale securities are determined on the specific identification basis. The Company reviews its investments in marketable securities on a regular basis to determine whether or not each security has experienced an other-than-temporary decline in fair value. The Company considers the security issuer’s cash position, earnings/revenue outlook, liquidity and management/ownership, among other things, in its review. If the Company concludes that an other-than-temporary decline exists in its marketable equity securities, the Company writes down the investment to the market value and records the related write-down as an investment loss on its consolidated statement of operations. To date the Company has not recorded any such investment losses.

Reclassifications: We reclassified restricted cash in the amount of $962,000 at December 31, 2003, from cash and cash equivalents into current restricted cash ($314,000) and non-current restricted cash ($648,000) to conform to the 2004 presentation. We also reclassified deferred revenues in the amount of $350,000 at December 31, 2003 from current to non-current liabilities. We also reclassified expenses amounting to $18,000 for the year ended December 31, 2003 from sales and marketing expense to provision for income taxes representing amounts accrued for income taxes for a foreign sales subsidiary.

Restricted Cash: The Company classifies amounts pledged as collateral for letters of credit with a financial institution as restricted cash. Amounts pledged as collateral relate to the Company’s existing office facility leases.

Concentration of Credit Risk: The Company places its cash, cash equivalents and investments with financial institutions with high credit ratings. The Company’s accounts receivable are derived from licenses and services provided to customers principally in North America, Europe and Asia. The Company performs ongoing evaluations of its customers’ financial condition and generally requires no collateral from its customers on accounts receivable. The Company maintains allowances for estimated credit losses based on management’s assessment of the likelihood of collection. In addition, the Company’s products incorporate technologies licensed from third-party software providers. Any loss or unavailability of key technologies licensed to the Company by third parties could affect the Company’s ability to license its product.

Computer Equipment: Computer equipment is recorded at cost. Depreciation of computer equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from 18-24 months.

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

Intangible assets, net and other: In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

Restructuring: The Company’s restructuring charges are comprised primarily of: (1) severance and associated employee termination costs resulting from the Company’s reduction of workforce; and (2) lease termination costs and other costs related to excess facilities. These charges were incurred pursuant to formal plans developed by management and accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supercedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. Severance and associated employee termination costs were also accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits, an Amendment of FASB Statements No. 5 and 43”. The recognition of restructuring charges requires the Company’s management to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned restructuring activity, including estimating the time it will take to sublease excess facilities and determining sublease terms and rates. The Company evaluates the remaining accrued balances to ensure their adequacy and the utilization of the provisions are for their intended purposes in accordance with developed restructuring plans.

Advertising: The Company expenses advertising costs as incurred. Advertising costs included in sales and marketing expense in the accompanying consolidated statements of operations for 2004, 2003, and 2002 were $61,000, $71,000 and $70,000, respectively.

Product Warranty: The Company provides its customers with a limited warranty on its software products. Such warranties are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies.” To date the Company has not incurred any costs related to warranty obligations. The Company’s software license agreements generally include an indemnification provision for claims from third parties relating to the company’s intellectual property. The indemnification may be limited to a portion of the amount paid by the customer. To date, claims under such indemnification provisions have not been significant.

Income Taxes: The Company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period the change is enacted. A valuation allowance is established to reduce deferred tax assets to an amount whose realization is more likely than not. The Company recorded provision for foreign income taxes relating to a subsidiary for the years ended December 31, 2004 and 2003 relating to the Company’s intercompany agreement.

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

Under APB Opinion No. 25, compensation expense for stock options is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. SFAS No. 123 defines a fair value method of accounting for an employee stock option or similar equity investment. The Company discloses the pro forma net loss as if the fair value method had been adopted as required by SFAS 148.

With the Company’s adoption of the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods.

The following table shows the Company’s net loss for 2004, 2003 and 2002 had the Company applied the fair value recognition provisions of SFAS No. 148 (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2003	2002
Net loss, as reported	$(12,203)	$(17,587)	$(58,852)
Add (Deduct): Stock-based employee compensation included in reported net loss	188	1,336	(794)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(1,531)	(6,143)	(7,567)

Pro forma net loss	$(13,546)	$(22,394)	$(67,213)

Loss per share:
Basic and diluted - as reported	$(1.00)	$(1.61)	$(5.80)

Basic and diluted - as pro forma	$(1.11)	$(2.05)	$(6.63)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with no expected dividends and using the following assumptions: expected lives ranging from five months to four years for options granted in 2002, expected lives of 3.7 years for options granted in 2003 and expected lives of 3.10 years for options granted in 2004; 45%, 46% and 95% expected volatility for 2004, 2003 and 2002, respectively; and average risk-free interest rate of 2.1%, 3.2% and 2.7% for the years 2004, 2003, and 2002, respectively. Under SFAS No. 123, the weighted-average fair values of options granted were $1.32, $1.76 and $1.98 for 2004, 2003, and 2002, respectively.

Under SFAS No. 123, the weighted-average fair values of common stock purchase rights (per-share) granted under the 2000 Employee Stock Purchase Plan were $1.43, $1.09 and $2.44 for 2004, 2003 and 2002, respectively. The fair value of stock purchased under the Employee Stock Purchase Plan was estimated on the dates of grant using the Black-Scholes option-pricing model with no expected dividends and using the following assumptions: expected lives of six months to two years; 39% expected volatility for 2004, 65% expected volatility for 2003 and 95% for 2002; and average risk-free interest rate of 1.8%, 2.6% and 2.0% for 2004, 2003 and 2002, respectively.

Foreign Currency: The financial statements of foreign subsidiaries are measured using the local currency of the subsidiary as the functional currency. Accordingly, assets and liabilities of the subsidiaries are translated at current rates of exchange at the balance sheet date and all revenue and expense items are translated using average exchange rates. The resulting losses from translation included in accumulated other comprehensive loss on the balance sheet at December 31, 2004 and 2003 were $77,000 and $755,000, respectively.

Foreign transaction gains and losses are included in interest income and other, net, and were approximately $154,000, $260,000 and $24,000 for the years ended December 2004, 2003, and 2002, respectively. In addition, the Company did not hold any foreign currency derivative instruments at December 31, 2004 and 2003.

Accumulated Other Comprehensive Loss: Other comprehensive loss includes unrealized gains and losses on available-for-sale investments and foreign currency translation adjustment gains (losses).

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

The following potential common shares outstanding have been excluded from the calculation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive (in thousands):

	December 31,
	2004	2003	2002
Shares issuable under stock options	3,131	3,300	3,964
Shares of restricted stock subject to repurchase	392	20	87
Shares issuable pursuant to warrants	485	485	442

The weighted-average exercise prices of stock options were $5.24, $5.14 and $6.25 at December 31, 2004, 2003, and 2002, respectively. The weighted-average purchase prices of restricted stock were $2.80 for restricted stock issued in 2004, $16.92 and $7.21 at December 31, 2003 and 2002, respectively. The average exercise prices of outstanding warrants were $8.30 at December 31, 2004, 2003 and 2002.

Recent Accounting Pronouncements: In December 2004, the FASB issued SFAS 123R “Share-Based Payment.” SFAS 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This cost is recognized over the period during which the employee is required to provide service in exchange for the award (usually the vesting period). The accounting guidance provided in SFAS 123R is effective for the Company as of the beginning of the first interim reporting period that begins after June 15, 2005. The Company expects to apply the modified prospective approach for the transition period beginning July 1, 2005. The Company’s stock option plan and Employee Stock Purchase Plan will be subject to the fair value provisions under SFAS 123R. Adoption of the policy may have a material impact on the Company’s reported net income (loss) in future periods.

In December 2004, the FASB also issued Staff Position SFAS No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision (“FSP No. 109-2”) within the American Jobs Creation Act of 2004. The Act provides for a one-time deduction of 85 percent of certain foreign earnings that are repatriated in either an enterprise’s last tax year that began before the date of enactment, or the first tax year that begins during the one year period beginning on the date of enactment. FSP No. 109-2 allows companies additional time to evaluate whether foreign earnings will be repatriated under the repatriation provisions of the new tax law and requires specified disclosures for companies needing the additional time to complete the evaluation. The Company does not expect this pronouncement to have a significant effect on operations.

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

The purchase price was approximately $7.6 million, comprised of (1) approximately 575,000 shares of common stock valued at $1.58 per share based on the average market price of Blue Martini’s common stock over a five-day period including the two days before and the two days after the day the terms of the acquisition were agreed to and announced, (2) warrants exchanged for the purchase of approximately 81,000 shares of common stock at prices of $5.53 and 6.44 per share, expiring in January and March 2007, and (3) $552,000 in costs related to the transaction and exit activities. The amounts and components of the purchase price are presented below (in thousands):

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

In 2003, the Company recorded a benefit of $673,000 representing purchase price adjustments resulting from the final resolution of acquisition related costs, acquired liabilities, and the retirement of shares held in escrow.

3. Short-Term Investments

The following is a summary of short-term investments (in thousands):

	December 31, 2004
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term Investments:
Corporate obligations	$10,968	$—	$(42)	$10,926
US treasury and government agency securities (excl. FHLMC/FNMA)	5,374	—	(13)	5,361
FHLMC/FNMA	6,151	—	(10)	6,141
Variable rate securities	2,701	—	—	2,701
Asset-back securities	4,086	—	(25)	4,061

	$29,280	$—	$(90)	$29,190

	December 31, 2003
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term Investments:
Corporate obligations	$8,164	$4	$—	$8,168
US treasury and government agency securities	22,608	17	(2)	22,623
Asset-back securities	74	—	—	74

	$30,846	$21	$(2)	$30,865

Realized gains and losses from the sales of short-term and long-term investments for the years 2004, 2003 and 2002 were not material. Gross unrealized losses relating to available-for-sale securities were less than twelve months at December 31, 2004.

4. Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	December 31,
	2004	2003
Accounts receivable	$2,477	$4,221
Unbilled receivables	113	170

	2,590	4,391
Allowance for doubtful accounts	(74)	(604)

	$2,516	$3,787

Additions (credits) to the allowance for doubtful accounts in 2004, 2003, and 2002 were $ (290,000), $(97,000), and $190,000, respectively. Write-offs of accounts receivable against the reserve in 2004, 2003, and 2002 were $240,000, $197,000 and $10,000, respectively.

5. Computer Equipment

Computer equipment, excluding fully depreciated items, consisted of the following (in thousands):

	December 31,
	2004	2003
Computer equipment	$1,423	$1,255
Less: accumulated depreciation and amortization	(1,225)	(786)

	$198	$469

6. Other assets

At December 2004 and 2003, other assets consisted mainly of deposits for leased facilities.

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

The impairment charge to goodwill, other intangible assets and other long-lived assets from the impairment review resulted in a write-off of the net book value in 2002 as follows:

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

There were no such charges in 2004 or 2003.

7. Accrued Employee Compensation

In December 2001, in connection with the employment agreement for one executive officer of the Company, a contingent liability to the executive’s former employer related to the reimbursement of deferred compensation amounting to $2.1 million was included in accrued employee compensation as of December 31, 2002. The executive officer’s employment with the Company terminated in 2002, and the executive officer resumed employment with his former employer. As of December 31, 2003, the Company’s potential obligation relating to the employment agreement had expired, and the $2.1 million accrual, which was allocated between cost of service revenue and operating expenses, was reversed in the accompanying Statement of Operations for the year ended December 31, 2003.

8. Restructuring Charges

The Company implemented restructuring plans in 2002, 2003 and 2004 intended to strengthen the Company’s future operating performance and competitive position by preserving cash and reducing costs. As part of these restructurings, the Company reduced its employee force by 63, 10 and 120 employees in 2004, 2003 and 2002 respectively. The restructuring actions in 2004, 2003 and 2002 also included vacating certain excess facilities in the United States. These actions resulted in a net restructuring charge of $1.7 million in 2004, $180,000 in 2003 and $6.4 million in 2002.

As of December 31, 2004, the Company has accrued restructuring charges of $1.7 million related to excess facilities, which will be paid through April 2006. These accrued charges reflect contractual sublease arrangements. The following tables summarize the activity related to restructuring activities in 2004 and 2003 (in thousands):

	Accrued at December 31, 2003	Total Expense	Cash Payments	Accrued at December 31, 2004
Lease cancellations - prior to 2004 restructuring	$2,431	$—	$(947)	$1,484
Lease cancellations - 2004 restructuring	$—	271	(194)	77
Severance and related charges - 2004 restructuring	—	1,407	(1,317)	90

	$2,431	$1,678	$(2,458)	$1,651

	Accrued at December 31, 2002	Total Expense	Non-cash Charges	Cash Payments	Accrued at December 31, 2003
Lease cancellations - prior to 2003 restructuring	$3,418	$—	$(173)	$(814)	$2,431
Severance and related charges - prior to 2003 restructuring	$58	$—	$—	$(58)	—
Severance and related charges - 2003 restructuring	—	180	—	(180)	—

	$3,476	$180	$(173)	$(1,052)	$2,431

9. Commitments and Contingencies

Lease Commitments: The Company leases certain facilities, including its corporate headquarters, under non-cancelable operating leases. Rent expense for 2004, 2003 and 2002 was $2.9 million, $3.2 million and $4.2 million, respectively. Future minimum lease payments (net of contractual sublease income) under operating lease with non-cancelable terms of more than one year as of December 31, 2004 are as follows (in thousands):

Year Ending December 31,
2005	3,863
2006	1,365
Less: sublease income for 2005 and 2006	(280)

Total	$4,948

Of the net lease commitment of $4.9 million at December 31, 2004, $1.6 million is recorded on the December 31, 2004 balance sheet under accrued restructuring charges, and $537,000 is recorded on the December 31, 2004 balance sheet as deferred rent liability included in other current liabilities. The remaining $2.8 million is the unrecorded liability to be expensed through April 30, 2006.

Letters of Credit: The Company maintains letters of credit from a financial institution totaling approximately $622,000 at December 31, 2004 in lieu of security deposits to secure facility lease obligations and other commitments to a foreign tax agency. No amounts have been drawn against the letters of credit. The Company pledged $622,000 and $962,000 as of December 31, 2004 and 2003, respectively, which have been classified as restricted cash.

Royalties: The Company licenses technologies from third-party software providers that are incorporated into the Company’s products. Under the terms of these license agreements, which expire at various dates up to June 2007 or have a term that is indefinite, the Company pays royalties at various rates and amounts, generally based on revenues. Royalty expense was $979,000, $1.1 million and $1.5 million for 2004, 2003 and 2002, respectively. Such costs are included in the cost of license revenues (for new licenses sold) and in cost of service revenues (for maintenance contracts sold).

Legal Actions: On February 28, 2005, the Company entered into a settlement agreement with Fresh Direct LLC. See Note 13 for further discussion.

The Company is subject to other legal proceedings and claims, asserted or unasserted, that are in the ordinary course of business and has not accrued for these as the amount of loss is not probable or estimable. The Company cannot predict the outcome of these proceedings and claims or the possible impact on the Company.

10. Stockholders’ Equity

Preferred stock: The Company has 5,000,000 authorized preferred shares. No preferred shares were issued as of December 31, 2004.

Common Stock: Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors subject to the rights of holders of all classes of stock having priority rights as to dividends. No cash dividends have been declared or paid through December 31, 2004.

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

Common Stock Repurchase Program: In June 2002, the Company’s board of directors authorized the repurchase of up to 5% of the Company’s outstanding common stock. As of December 31, 2002, the Company had repurchased and retired 91,000 shares of its common stock under this repurchase program in open market transactions at prevailing market prices for a total cost of approximately $558,000, including commissions. The company did not repurchase shares under this program in 2003 or 2004.

Warrants: The Company issued warrants in 1999 through 2002 in connection with marketing arrangements, leases, alliance agreement, executive searches and the Cybrant acquisition. The following table lists details relating to the warrants.

Agreements with Warrants	Issue Date	Expiration Date	Shares in 000s	Price
Lease	12/1/99	1/1/10	6	$10.50
Marketing and business development	4/17/00	4/17/08	43	$35.00
Marketing and business development	9/28/01	4/17/08	300	$5.46
Executive search firm	10/25/01	10/25/06	12	$7.70
Strategic alliance	6/30/02	6/30/10	43	$6.16
Landlord - Cybrant acquisition	3/10/02	3/20/07	61	$5.53
Financial institution - Cybrant acquisition	1/23/00	1/23/07	20	$6.44

			485

The fair value of the warrants was calculated based upon the Black-Scholes option pricing model using the fair value of the underlying common stock and assumptions on dividends, contractual life, risk free interest rate and expected volatility.

Stock Plans

2000 Equity Incentive Plan: The Company was initially authorized to issue up to 4.3 million shares in connection with the Equity Incentive Plan (“Incentive Plan”) to employees and consultants. For a period of ten years commencing on January 1, 2001, the share reserve will increase automatically each January 1st by the greater of 5% of the Company’s “diluted shares outstanding” (as defined by the plan), or the number of shares granted under the Incentive Plan during the prior twelve-month period. The Incentive Plan provides for the issuance of stock purchase rights, common stock, incentive stock options or non-statutory stock options. At December 31, 2004, a total of 5.9 million shares were available for future issuance under the Incentive Plan.

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

2000 Non-Employee Directors’ Stock Option Plan: Under the 2000 Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”) approximately 43,000 common shares were originally reserved for issuance. For a period of ten years commencing on January 1, 2001, the share reserve will increase automatically each January 1st by the greater of 0.25% of the Company’s “diluted shares outstanding” (as defined by the plan) or the number of shares granted under the Directors’ Plan during the prior twelve-month period. In March 2003, the Company’s board of directors authorized the submission of proposed amendments including increasing the shares reserved for the plan by 300,000. In June 2003, the Company’s stockholders approved the amendments by a majority vote. As of December 31, 2004, a total of 203,000 shares were available for future issuance under the Directors’ Plan.

The following table summarizes plan activity for all plans (in thousands, except for per share amounts):

	Year Ended December 31,
	2004		2003		2002
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price
Outstanding, beginning of year	3,300	$5.14	3,807	$6.25	2,030	$33.69
Granted	2,610	4.02	1,594	3.44	3,574	3.53
Exercised	(707)	2.45	(790)	3.04	(66)	9.01
Canceled	(2,072)	4.51	(1,311)	7.56	(1,731)	32.70

Outstanding, end of year	3,131	$5.24	3,300	$5.14	3,807	$6.25

Exercisable, end of year	1,393	$7.32	1,544	$7.20	481	$26.05

Number of options and weighted-average exercise price of options granted with exercise prices equal to market value at date of grant	2,610	$4.02	1,594	$3.44	3,459	$3.64

Number of options and weighted-average exercise price of options granted with exercise price less than market value at date of grant	—	$—	—	$—	115	$0.07

The following table summarizes information about stock options as of December 31, 2004 (option amounts in thousands):

Options Outstanding				Options Exercisable
Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.07	4	7.37	$0.07	4	$0.07
$2.52	349	2.79	2.52	349	2.52
$2.56 - $2.68	183	9.68	2.67	3	2.56
$2.71	722	6.30	2.71	—	—
$2.72 - $3.87	506	8.37	3.39	260	3.59
$3.94 - $4.54	395	9.24	4.38	153	4.44
$5.04 - $10.50	874	8.32	6.16	526	6.57
$10.92 - $17.50	7	6.25	14.07	7	14.23
$21.00 - $42.00	87	5.31	41.57	87	41.57
$140.00	4	5.56	140.00	4	140.00
	3,131	7.35	$5.24	1,393	$7.32

Stock Options Exchange Program: On December 4, 2002, the Company completed a stock option exchange program. Under the program, all outstanding employee stock options with exercise prices at or above $12.39 per share were eligible to be exchanged on a one-for-one basis for stock options to purchase common stock with an exercise price set at the fair market value of the Company’s common stock at the end of the offer period, which was $3.60. The Company’s Chief Executive Officer, Chief Financial Officer and directors were not eligible to participate in the program. Pursuant to this program, options for 602,000 shares were exchanged and reflected in the above table as both cancellations and grants. These replacement stock options vested in equal monthly installments over a five-month period ending in May 2003 and expired in September 2003. Approximately 92% of the total eligible options were exchanged for replacement stock options; the balance was not exchanged. The Company accounted for the replacement options as well as any eligible stock options that were not replaced under the variable plan accounting method in accordance with Accounting Principles Bulletin (“APB”) No. 25. Under variable plan accounting, the Company recorded compensation expense during the term of the stock options to the extent there was a net increase in the Company’s stock market price above $3.60, fair market value exercise price of the replacement stock options. In 2003, variable accounting for these stock options resulted in a $319,000 compensation expense reflecting the net increase in the Company’s stock market price above the option exercise price through the date the underlying options were exercised or expired. As of December 31, 2003 and 2004, there were no variable stock awards outstanding.

2000 Employee Stock Purchase Plan: Under the 2000 Employee Stock Purchase Plan approximately 571,000 shares were initially reserved for issuance. For a period of ten years commencing on January 1, 2001, the share reserve will increase automatically each January 1st by the greater of 2.5% of the Company’s “diluted shares outstanding” (as defined by the plan) or the number of shares granted under the Employee Stock Purchase Plan during the prior twelve-month period. The 2000 Employee Stock Purchase Plan contains successive six-month offering periods and the share price of stock purchased under the plan is 85% of the lower of the fair value of the common stock either at the beginning or the end of the period. Shares of common stock issued under the Purchase Plan totaled 297,000, 239,000 and 254,000 in 2004, 2003 and 2002, respectively.

Stock-Based Compensation: On December 9, 2004, the Company granted restricted stock to employees at $2.80, which was the stock price at the close of market on December 9, 2004. The restricted stock vests approximately over a two-year period with a 20% initial cliff vesting on May 1, 2005 and quarterly vesting at 12.5% thereafter, with the final at 17.5% on November 1, 2006. The Company recognized deferred compensation balance of $1.1 million relating to the transaction and amortized approximately $93,000 in 2004 using an accelerated method consistent with FASB Interpretation No. 28 (“FIN 28”). The restricted stock was awarded under the 2000 Equity Incentive Plan.

In addition, in March 2004, the Company also recorded a charge of $95,000 due to the accelerated vesting of options in connection with a termination agreement relating to a former Company executive.

During 2002, the Company issued options to certain employees under the Incentive Plan with exercise prices below the fair value of the common stock at the date of grant. In accordance with the requirements of APB No. 25, the Company recorded deferred stock compensation for the differences between the exercise price of the options and the fair value of the Company’s stock at the date of grant. The Company recorded deferred stock compensation of $590,000 in 2002. The deferred stock compensation was amortized to expense over the period during which the options vest, generally four years using an accelerated method consistent with FIN 28. During 2003 and 2002, the Company also recorded approximately $294,000 and $8.1 million against deferred stock compensation related to the forfeiture of unvested stock options of terminated employees.

11. Income Taxes

For financial reporting purposes, net loss includes the following components for the years ended December 31, 2002, 2003 and 2004 (in thousands):

	Year Ended December 31,
	2004	2003	2002
Domestic	$(12,005)	$(16,746)	$(55,627)
Foreign	(198)	(841)	(3,225)

	$(12,203)	$(17,587)	$(58,852)

As of December 31, 2004, the Company had net operating loss carryforwards for federal and California income tax purposes of approximately $148 million and $84 million, respectively, available to reduce future income subject to income taxes. The federal net operating loss carryforwards will expire in 2019 through 2024. The California net operating loss carryforwards will expire in 2007 through 2014.

The 2004 income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following (in thousands):

	Year Ended December 31,
	2004	2003	2002
Federal tax at statutory rate	$(4,253)	$(6,157)	$(20,599)
Net operating losses not benefited	4,217	6,104	14,906
Deferred compensation	—	—	—
Impairment of intangibles	—	—	5,350
Other	36	53	—
Foreign income taxes	52	18	343

	$52	$18	$—

The types of temporary differences that give rise to significant portion of the Company’s deferred tax assets and liabilities are set out below (in thousands):

	Year Ended December 31,
	2004	2003
Deferred tax assets:
Accruals and reserves	$2,137	$4,016
Plant and equipment	2,855	1,477
Net operating loss carryforwards	59,590	49,513
Other capitalized costs	—	2,003
Capitalized R&D Expenditure	1,327	1,110
Credit carryforwards	5,428	4,924

Total deferred tax assets	71,337	63,043
Less: valuation allowance	(71,337)	(63,043)

Net deferred tax assets	$—	$—

Management has established a valuation allowance for the portion of deferred tax assets for which realization is uncertain. The changes in the total valuation allowances for 2004, 2003, and 2002 were increases of $8.3 million, $11.4 million and $13.9 million, respectively.

Gross deferred tax assets as of December 31, 2004, which include approximately $1.1 million relating to the exercise of stock options, are subject to a valuation allowance of approximately $71 million. Upon reversal of this valuation allowance, the tax benefit thus realized will be credited to stockholders’ equity.

As of December 31, 2004, the Company had available for carryover research and experimental credits for federal and California income tax purposes of approximately $3.6 million and $28 million, respectively, available to reduce future income taxes. The federal research and experimental tax credits will expire, if not utilized, beginning in the year 2019. California research and experimental tax credits carry forward indefinitely until utilized.

The Tax Reform Act of 1986 imposes restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” as defined by the Internal Revenue Code. The Company’s ability to utilize its net operating loss and credits carryforwards may be subject to restrictions pursuant to these provisions.

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

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Europe and Asia Pacific. Information regarding the Company’s revenues in different geographic regions is as follows:

	Year Ended December 31,
	2004	2003	2002
Revenues:
North America	71%	77%	77%
Europe	25%	20%	16%
Asia	4%	3%	7%

	100%	100%	100%

In 2004, one customer accounted for more than 12% of consolidated revenues. Two customers each accounted for 13% of our total revenues for 2003 and no single customer accounted for more than 10% of our revenues in 2002. At December 31, 2004 and 2003 two customers accounted for 18% and 11% of net accounts receivable and two customers accounted for 21% and 11% of net accounts receivable, respectively.

During 2002, a customer for which one of the Company’s directors served as an executive officer accounted for approximately 1% of revenues. The Company director resigned from the board in October 2002.

13. Subsequent Events

Blue Martini has entered into an Agreement and Plan of Merger dated as of February 28, 2005, or, the Merger Agreement, with Multi-Channel and Merger Sub, a wholly owned subsidiary of Multi-Channel, pursuant to which, subject to satisfaction or waiver of the conditions therein, Merger Sub will merge with and into Blue Martini and Multi-Channel will acquire all of the outstanding common stock of Blue Martini. Upon the consummation of the merger, or the Effective Time, Blue Martini will become a wholly owned subsidiary of Multi-Channel.

Under the terms of the Merger Agreement, the holders of shares of common stock of Blue Martini (other than stockholders who exercise appraisal rights under Delaware law) that are outstanding immediately prior to the Effective Time will receive $4.00 in cash for each share of Blue Martini common stock at the Effective Time. In addition, at the Effective Time, all stock options held by then-current employees of Blue Martini will be accelerated in accordance with the terms of our stock option plans (unless lesser acceleration is provided for in the grant document related to such option) and cancelled, and the holder of each vested Blue Martini stock option that is outstanding immediately prior to the consummation of the Merger will receive an amount in cash equal to, for each share of common stock of Blue Martini underlying such option, the excess, if any, of $4.00 over the exercise price per share of such option in consideration of such cancellation. At the Effective Time, all restricted stock awards held by then-current employees will immediately vest (unless lesser acceleration is provided for in the grant document related to such restricted stock award). The total value of the transaction is approximately $54 million.

The consummation of the Merger is conditioned upon, among other things, the adoption of the Merger Agreement by the holders of a majority in interest of Blue Martini’s outstanding common stock, customary regulatory approvals and other closing conditions. In order to induce Multi-Channel to enter into the Merger Agreement, certain directors and officers of Blue Martini who own in the aggregate approximately 28% of Blue Martini’s outstanding common stock have entered into voting agreements with Multi-Channel pursuant to which they have agreed, among other things, to vote in favor of the adoption of the Merger Agreement. The Merger is expected to close in the second quarter of 2005; however, there can be no assurances that the Merger will be consummated in that time period or at all.

Legal Settlement: On or about July 24, 2002, a complaint captioned Fresh Direct, Inc. v. Blue Martini Software was filed against us in the Supreme Court by a customer that had licensed our products and engaged us to perform related services. The complaint was later amended in August 2002 and asserted claims of breach of contract, breach of warranty, negligent misrepresentation, fraud and unjust enrichment. Since 2002, we had filed a motion to dismiss the complaint, which the customer opposed and by May 2004, the appellate court affirmed the lower court’s decision to grant and deny in part our motion to dismiss and granted Fresh Direct’s motion for leave to file the second amended complaint. The parties entered into a confidential settlement agreement (the “Settlement Agreement”), with no admission of liability, dated as of February 28, 2005. Pursuant to the Settlement Agreement, among other things, the parties will cause a stipulation of discontinuance to be filed in the Supreme Court of the State of New York, Queens County, and as of the Effective Date of the Settlement Agreement, as that term is defined therein, will release each other from any claims that each has against the other.